Form 10QSB
period 1998-09-30
PROFESSIONAL MINING CONSULTANTS INC
filed 1999-11-23
CIK 1003933

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998.









              PROFESSIONAL MINING CONSULTANTS, INC.
     (Exact name of registrant as specified in its charter)







Nevada                000-24595                   88-0343832
(State of             (Commission           (I.R.S. Employer
organization)         File Number)       Identification No.)

3675 Pecos-McLeod, Suite 1400, Las Vegas, NV 89121
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 866-2500

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 4,890,000 shares of common stock issued and outstanding as of March 3, 1998.

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The financial statements and supplemental data required by this Item follow the index of financial statements appearing at Item 6 of this Form 10Q-SB.

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.

                        Plan of Operation

The Company's Plan of Operation has not changed since the filing of its Form 10. The description of the current plan of operation is incorporated by reference to Section 2 of that Form 10 filed with the SEC on July 7, 1998.

                           Competition

The Company is one of many participants which engage consult with mining operations and small mining companies. There are many established consulting companies and which have significantly greater financial and personal resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company's competitors.

                      Year 2000 Compliance

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has assessed these issues as they relate to the Company, and since the Company currently has no operating business and does not use any computers, and since it has no customers, suppliers or other constituents, it does not believe that there are any material year 2000 issues to disclose in this Form 10Q-SB.

                            Employees

The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

ITEM 6.   EXHIBITS

FINANCIAL STATEMENTS

          Unaudited  financial statements for the  quarter  ended
            September 30, 1998.

                  INDEPENDENT AUDITORS' REPORT

Board of Directors                        September 10, 1999
Professional Mining Consultants, Inc.
Las Vegas, Nevada

I have audited the accompanying Balance Sheets of Professional Mining Consultants, Inc. (A Development Stage Company), as of September 30, 1998, and December 31, 1997, and the related statements of stockholders' equity for September 30, 1998, and December 31, 1997, and statements of operation and cash flows for the three months ending September 30, 1998, and September 30, 1997, for the nine months ended September 30, 1998, and September 30, 1997, and the two years ended December 31, 1997, and December 31, 1996, and the period August 28, 1995 (inception), to
September 30, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Professional Mining Consultants, Inc. (A Development Stage Company), as of September 30, 1998, and December 31, 1997, and the related statements of stockholders' equity for September 30, 1998, and December 31, 1997, and statements of operation and cash flows for the three months ending September 30, 1998, and September 30, 1997, for the nine months ended September 30, 1998, and September 30, 1997, and the two years ended December 31, 1997, and December 31, 1996, and the period August 28, 1995 (inception), to September 30, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     /s/ Barry L. Friedman
     Barry L. Friedman
     Certified Public Accountant

              PROFESSIONAL MINING CONSULTANTS, INC.
                  (A Development Stage Company)
                          BALANCE SHEET


                                 9 Mos. Ending     9 Mos. Ending
                                 Sept. 30, 1998    Dec. 31, 1997
            ASSETS
CURRENT ASSETS:
Cash                             $130              $14,151
TOTAL CURRENT ASSETS             $130              $14,151
OTHER ASSETS;
Organization Costs (Net)         $90               $125
TOTAL OTHER ASSETS               $90               $125
TOTAL ASSETS                     $220              $14,276
 LIABILITIES AND STOCKHOLDERS'
            EQUITY
CURRENT LIABILITIES;
Officers Advances (Note #5)
TOTAL CURRENT LIABILITIES
STOCKHOLDERS' EQUITY;
Common stock, $0.001 par value,                     $163
authorized 50,000,000 shares
issued and outstanding
December 31, 1997 - 163,000
shares
September 30, 1998 - 4,890,000    $4,890
shares
Additional paid-in Capital        22,710            27,437
Accumulated loss                  -27,380           -13,701
TOTAL STOCKHOLDERS' EQUITY       220               13,701
TOTAL LIABILITIES AND            220               14,276
STOCKHOLDERS' EQUITY

              PROFESSIONAL MINING CONSULTANTS, INC.
                  (A Development Stage Company)
                     STATEMENT OF OPERATION

                 3 Mos.     3 Mos.      9 Mos.      9 Mos.
                 Ended      Ended       Ended       Ended
                 Sept. 30,  Sept. 30,   Sept. 30,   Sept. 30,
                 1998       1997        1998        1997
INCOME:
Revenue           0          0           0           0
EXPENSES:
General, Selling  $24        $0          $13,446     $4,139
and
Administrative
Amortization      12         12          35          35
Total Expenses   36         12          13,841      4,174
Net Profit/Loss(--36        -12         -13,481     -4,174
)
Net Profit/Loss  NIL        NIL         $ -.0028    $ -.0008
(-) Per weighted
Share (Note 2)
Weighted average 4,890,000  4,890,000   4,890,000   4,890,000
Number of common
Shares
outstanding

See accompanying notes to financial statements & audit report

              PROFESSIONAL MINING CONSULTANTS, INC.
                  (A Development Stage Company)
               STATEMENT OF OPERATION (continued)

                 Year       Year Ended  Aug. 28,
                 Ended      December    1995
                 December   31, 1996    (Inception
                 31, 1997               ) to Sept.
                                        30, 1998
INCOME:
Revenue           0          0           0
EXPENSES:
General, Selling  11,922     1,689       27,235
and
Administrative
Amortization      47         47          145
Total Expenses   11,969     1,736       27,380
Net Profit/Loss(--11,969    -1,736      -27,380
)
Net Profit/Loss  $ -.0024   $ -.0003    $ -.0060
(-) Per weighted
Share (Note 2)
Weighted average 4,890,000  4,890,000   4,890,000
Number of common
Shares
outstanding

See accompanying notes to financial statements & audit report

              PROFESSIONAL MINING CONSULTANTS, INC.
                  (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY


                    Common Shares     Stock Amount      Additional paid-  Accumulated
                                                        in Capital        Deficit
Balance,            63,000            $63               $2,537     $ -1,930
December 31, 1996
March 7, 1997       100,000           100               24,900
Issued for Cash
Net Loss, Year                                                            -11,969
Ended
December 31, 1997
Balance,            163,000           $163              $27,437           $ -13,899
December 31, 1997
March 3, 1998       4,727,000         +4,727            -4,727
Forward Stock Split
30:1
Net Loss January 1,                                                       -13,481
1998 to September
30, 1998
Balance,            4,890,000         $4,890            $22,710           $ -27,380
September 30, 1998

See accompanying notes to financial statements & audit report.

              PROFESSIONAL MINING CONSULTANTS, INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS



                      3 Mos. Ended      3 Mos. Ended      9 Mos. Ended      9 Mos. Ended
                      Sept. 30, 1998    Sept. 30, 1997    Sept. 30, 1998    Sept. 30, 1997
Cash Flows from
Operating Activities:
Net Loss               $ -36             $ -12             $ -13,481         $ -4,174
Adjustment to
Reconcile net loss to
cash provided by
operating activities:
Amortization          +12               +12               +35               +35
Changes in Assets and
Liabilities:
Organization Costs    0                 0                 0                 0
Increase in current
Liabilities:
Officers Advances     0                 0                 -575              0
Cash Flows from       0                 0                 0                 0
Investing Activities
Cash Flows from
Financing Activities:
Issuance of common     0                 0                 0                 +25,000
stock
Net increase          $ -24             0                 $ -14,021         $ +20,861
(decrease) in cash
Cash, Beginning of    154               21,709            14,151            848
period
Cash, end of period   130               21,709            130               21,709

See accompanying notes to financial statements & audit report

              PROFESSIONAL MINING CONSULTANTS, INC.
                  (A Development Stage Company)
               STATEMENT OF CASH FLOWS (continued)



                      Year Ended        Year Ended        Aug. 28, 1995
                      December 31,      December 31,      (Inception) to
                      1997              1996              Sept. 30, 1998
Cash Flows from
Operating Activities:
Net Loss               $ -11,969         $ -1,736          $27,380
Adjustment to
Reconcile net loss to
cash provided by
operating activities:
Amortization          +47               +47               +145
Changes in Assets and
Liabilities:
Organization Costs    0                 0                 -235
Increase in current
Liabilities:
Officers Advances     +225              +350              0
Cash Flows from       0                 0                 0
Investing Activities
Cash Flows from
Financing Activities:
Issuance of common     +25,000           +1,100            +27,600
stock
Net increase          $ +13,303         $ -239            $130
(decrease) in cash
Cash, Beginning of    848               1,087             0
period
Cash, end of period   $14,151           $848              $130

See accompanying notes to financial statements & audit report

              PROFESSIONAL MINING CONSULTANTS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
            September 30, 1998 and December 31, 1997

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized August 28, 1995, under the laws of the State of Nevada as Professional Mining Consultants, Inc. The
Company  currently has no operations and in accordance with  SFAS
#7, is considered a development company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company records income and expenses on the accrual method.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and equivalents

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 1998.

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Organization Costs

Costs incurred to organize the Company are being amortized on a straight-line basis over a sixty-month period.

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of September 30, 1998, the Company had no dilative common stock equivalents such as stock options.

Year End

The Company has selected December 31st as its year-end.

Year 2000 Disclosure

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities. Since the Company currently has no operating business and does not use any computers, and since it has no customers, suppliers or other constituents, there are no material Year 2000 concerns.

NOTE 3 - INCOME TAXES

There is no provision for income taxes for the period ended September 30, 1998, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1997 is as follows:


Net operation loss carry forward   $27,415
Valuation allowance      $27,415

Net deferred tax asset   $    0

The federal net operation loss carry forward will expire in various amounts from 2015 to 2018.

This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4 - STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the corporation consists of 50,000,000 shares with a par value of $0.001 per share.

Preferred Stock

Professional Mining Consultants, Inc. has no preferred stock.

On  October  20, 1995, the Company issued 60,000  shares  of  its
$0.001 par value common stock in consideration of $1,500.00 in cash.

On  July  3, 1996, the company issued 3,000 shares of its  $0.001 par value common stock in consideration of $1,100.00 in cash.

On  March  7,  1997,  the corporation completed  selling  100,000 shares of its common stock pursuant to Rule 504 and Nevada 90.490
for  $0.25  per  common  share  for  a  total  consideration   of
$25,000.00.

On March 3, 1998, the corporation forward split it's common stock on a 30:1 basis, thus increasing the number of outstanding common stock shares from 163,000 to 4,890,000.

NOTE 5 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders/officers and or directors have committed to advancing the operating costs of the Company interest free.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional share of common stock.

EXHIBITS

a) The exhibits, consisting of the Company's Articles of Incorporation and Bylaws, are attached to the Company's Form 10, filed on July 7, 1998. These exhibits are incorporated by reference to that Form.

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Professional Mining Consultants, Inc.



                           By: /s/ Bobby Combs
                              Bobby Combs, President