Form 10QSB
period 1999-03-31
PROFESSIONAL MINING CONSULTANTS INC
filed 1999-11-23
CIK 1003933

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999.









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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

          Unaudited  financial statements for the  quarter  ended
            March 31, 1999.

                  INDEPENDENT AUDITORS' REPORT

Board of Directors                             July 16, 1999
Professional Mining Consultants, Inc.
Las Vegas, Nevada

I have audited the accompanying Balance Sheets of Professional Mining Consultants, Inc. (A Development Stage Company), as of March 31, 1999, and December 31, 1998, and the related statements of stockholders' equity for March 31, 1999, and December 31, 1998, and statements of operation and cash flows for the three months ending March 31, 1999, and March 31, 1998, and the two years ended December 31, 1998, and December 31, 1997, and the period August 28, 1995 (inception), to March 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material missatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial staements referred to above present fairly, in all material respects, the financial position of Professional Mining Consultants, Inc. (A Development Stage Company), as of March 31, 1999, and December 31, 1998, and the related statements fo stockholders' equity for March 31, 1999 and December 31, 1998, and statements of operation and cash flows for the three months ending March 31, 1999, and March 31, 1998, and the two years ended December 31, 1998, and December 31, 1997, and the period August 28, 1995 (inception), to March 31, 1999, in conformity with generally accepted accounting principles.

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

     /s/ Barry L. Friedman
     Barry L. Friedman
     Certified Public Accountant

              Professional Mining Consultants, Inc.
                  (A Development Stage Company)
                          BALANCE SHEET


                                 3 Mos. Ending     Year Ended Dec.
                                 March 31, 1999    31, 1998
            ASSETS
CURRENT ASSETS:
Cash                             $83               $107
TOTAL CURRENT ASSETS             $83               $107
OTHER ASSETS;
Organization Costs (Net)         $66               $78
TOTAL OTHER ASSETS               $66               $78
TOTAL ASSETS
 LIABILITIES AND STOCKHOLDERS'
            EQUITY
CURRENT LIABILITIES;
Officers Advances (Note #5)       0                 0
TOTAL CURRENT LIABILITIES        0                 0
STOCKHOLDERS' EQUITY (Note #4);
Common stock, $0.001 par value,                     $4,890
authorized 25,000,000 shares
issued and outstanding
December 31, 1998 - 4,890,000
shares
March 31, 1999 - 4,890,000        $4,890
shares
Additional paid-in Capital        22,710            22,710
Accumulated loss                  -27,451           -27,415
TOTAL STOCKHOLDERS' EQUITY       $149              $185
TOTAL LIABILITIES AND            $149              $185
STOCKHOLDERS' EQUITY

              Professional Mining Consultants, Inc.
                  (A Development Stage Company)
                     STATEMENT OF OPERATION

                  3 Mos.     3 Mos.     Year       Year       Aug. 28
                  Ended      Ended      Ended      Ended      (Inceptio
                  March 31,  March 31,  Dec. 31,   Dec. 31,   n) to
                  1999       1998       1998       1997       March 31,
                                                              1999
INCOME:
Revenue            0          0          0          0          0
EXPENSES:
General, Selling   $24        $13,398    $13,469    $11,922    $27,282
and
Administrative
Amortization       12         12         47         47         169
Total Expenses    $36        $13,410    $13,516    $11,969    $27,451
Net Profit/Loss(- $ -36      $ -13,410  $ -13,516  $ -11,969  $ -27,451
)
Net Profit/Loss   NIL        $ -.0027   $ -.0028   $ -.0024   $ -.0056
(-) Per weighted
Share (Note 2)
Weighted average  4,890,000  4,890,000  4,890,000  4,890,000  4,890,000
Number of common
Shares
outstanding

See accompanying notes to financial statements & audit report

              Professional Mining Consultants, Inc.
                  (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY


                     Common Shares     Stock Amount      Additional paid-  Accumulated
                                                         in Capital        Deficit
Balance,             63,000            $63               $2,537    $ -1,930
December 31, 1996
March 7, 1997        100,000           100               24,900
Issued for Cash
Net Loss, Year                                                             -11,969
Ended
December 31, 1997
Balance,             163,000           $163              $27,437           $ -13,899
December 31, 1997
March 3, 1998        4,727,000         +4,727            -4,727
Forward Stock Split
30:1
Net Loss, Year                                                             -13,516
Ended
December 31, 1998
Balance,             4,890,000         $4,890            $22,710           $27,415
December 31, 1998
Net Loss January 1,                                                        -36
1999 to March 31,
1999
Balance,             4,890,000         $4,890            $22,710           $ -27,451
March 31, 1999

See accompanying notes to financial statements & audit report.

              Professional Mining Consultants, Inc.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS



                      3 Mos. Ended      3 Mos. Ended      Year Ended Dec.   Year Ended Dec.   Aug. 28, 1995
                      March 31, 1999    March 31, 1998    31, 1998          31, 1997          (Inception) to
                                                                                              March 31, 1999
Cash Flows from
Operating Activities:
Net Loss               $ -36             $ -13,410         $ -13,516         $ -11,989         $ -27,451
Adjustment to
Reconcile net loss to
cash provided by
operating activities:
Amortization          +12               +12               +47               +47               +169
Changes in Assets and
Liabilities:
Organization Costs    0                 0                 0                 0                 -235
Increase in current
Liabilities:
Officers Advances     0                 -575              -575              +225              0
Cash Flows from       0                 0                 0                 0                 0
Investing Activities
Cash Flows from
Financing Activities:
Issuance of common     0                 0                 0                 +25,000           +27,600
stock
Net increase          $ -24             $ -13,973         $ -14,044         $ +13,303         $ +83
(decrease) in cash
Cash, Beginning of    107               14,151            14,151            848               0
period
Cash, end of period   $83               $178              $107              $14,151           $83

See accompanying notes to financial statements & audit report

              Professional Mining Consultants, Inc.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
              March 31, 1999, and December 31, 1998

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

Cash and equivalents

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 1999.

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

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of March 31, 1999, the Company had no dilative common stock equivalents such as stock options.

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

NOTE 3 - INCOME TAXES

There is no provision for income taxes for the period ended March 31, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1998 is as follows:


Net operation loss carry forward   $27,415
Valuation allowance      $27,415

Net deferred tax asset   $    0

The federal net operation loss carry forward will expire in various amounts from 2015 to 2018.

This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4 - STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the corporation consists of 25,000,000 shares with a par value of $0.001 per share.

Preferred Stock

Professional Mining Consultants, Inc. has no preferred stock.

On  October  20, 1995, the Company issued 60,000  shares  of  its
$0.001 par value common stock in consideration of $1,500.00 in cash.

On  July  3, 1996, the Company issued 3,000 shares of its  $0.001 par value common stock in consideration of $1,100.00 cash.

On  March  7,  1997,  the corporation completed  selling  100,000 shares of its common stock pursuant to Rule 504 and Nevada 90.490
for  $0.25  per  common  share  for  a  total  consideration   of
$25,000.00.

On March 3, 1998, the corporation forward split its common stock on a 30:1 basis, thus increasing the number of outstanding shares from 163,000 to 4,890,000

NOTE 5 - GOING CONCERN

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