Form 10QSB
period 1999-06-30
PROFESSIONAL MINING CONSULTANTS INC
filed 1999-11-23
CIK 1003933

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999.









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

There are 4,890,000 shares of common stock issued and outstanding as of June 28, 1999.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

          Unaudited  financial statements for the  quarter  ended
            June 30, 1999.

                  INDEPENDENT AUDITORS' REPORT

Board of Directors                             July 19, 1999
Professional Mining Consultants, Inc.
Las Vegas, Nevada

I have audited the accompanying Balance Sheets of Professional Mining Consultants, Inc. (Development Stage Company), as of June 30, 1999, and December 31, 1998, and the related statements of stockholders' equity for June 30, 1999, and December 31, 1998, and statements of operation and cash flows for the three months ending June 30, 1999, and June 30, 1998, for the six months ended June 30, 1999, and June 30, 1998, and the two years ended December 31, 1998, and December 31, 1997, and the period August 28, 1995 (inception), to June 30, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signinficant estimates made by management, as well as evaluating the overal financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Professional Mining Consultants, Inc. (A Development Stage Company), as of June 30, 1999, and December 31, 1998, and the related statements of stockholders' equity for June 30, 1999, and December 31, 1998, and statements of operation and cash flows for the three months ending June 30, 1999, and June 30, 1998, for the six months ended June 30, 1999, and June 30, 1998, and the two years ended December 31, 1998, and December 31, 1997, and the period August 28, 1995 (inception), to June 30, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan inregard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     /s/ Barry L. Friedman
     Barry L. Friedman
     Certified Public Accountant

              Professional Mining Consultants, Inc.
                  (A Development Stage Company)
                          BALANCE SHEET


                                 6 Mos. Ending     Year Ended Dec.
                                 June 30, 1999     31, 1998
            ASSETS
CURRENT ASSETS:
Cash                             $59               $107
TOTAL CURRENT ASSETS             $59               $107
OTHER ASSETS;
Organization Costs (Net)         $54               $78
TOTAL OTHER ASSETS               $54               $78
TOTAL ASSETS                     $113              $185
 LIABILITIES AND STOCKHOLDERS'
            EQUITY
CURRENT LIABILITIES;
Officers Advances (Note #5)       0                 0
TOTAL CURRENT LIABILITIES        0                 0
STOCKHOLDERS' EQUITY;
Common stock, $0.001 par value,                     $4,890
authorized 50,000,000 shares
issued and outstanding
December 31, 1998 - 4,890,000
shares
June 30, 1999 - 4,890,000 shares  $4,890
Additional paid-in Capital        22,710            22,710
Accumulated loss                  -27,487           -27,415
TOTAL STOCKHOLDERS' EQUITY       $113              $185
TOTAL LIABILITIES AND            $113              $185
STOCKHOLDERS' EQUITY

              Professional Mining Consultants, Inc.
                  (A Development Stage Company)
                     STATEMENT OF OPERATION

                  3 Mos.     3 Mos.     6 Mos.      6 Mos.
                  Ended      Ended      Ended June  Ended June
                  June 30,   June 30,   30, 1999    30, 1998
                  1999       1998
INCOME:
Revenue            0          0          0           0
EXPENSES:
General, Selling   $24        $24        $48         $13,422
and
Administrative
Amortization       12         12         24          24
Total Expenses    $36        $36        $72         $13,446
Net Profit/Loss(- $ -36      $ -36      $ -72       $ -13,446
)
Net Profit/Loss   NIL        NIL        NIL         $ -.0027
(-) Per weighted
Share (Note 2)
Weighted average  4,890,000  4,890,000  4,890,000   4,890,000
Number of common
Shares
outstanding

See accompanying notes to financial statements & audit report

              Professional Mining Consultants, Inc.
                  (A Development Stage Company)
                STATEMENT OF OPERATION(continued)

                  Year Ended  Year       Aug. 28,
                  Dec. 31,    Ended      1995
                  1998        Dec. 31,   (Inception
                              1997       ) to June
                                         30, 1999
INCOME:
Revenue            0           0          0
EXPENSES:
General, Selling   $13,469     $11,922    $27,306
and
Administrative
Amortization       47          47         181
Total Expenses    $13,516     $11,969    $27,487
Net Profit/Loss(- $ -13,516   $ -11,969  $ -27,487
)
Net Profit/Loss   $ -.0028    $ -.0024   $ -.0056
(-) Per weighted
Share (Note 2)
Weighted average  4,890,000   4,890,000  4,890,000
Number of common
Shares
outstanding

See accompanying notes to financial statements & audit report

              Professional Mining Consultants, Inc.
                  (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY


                    Common Shares     Stock Amount      Additional paid-  Accumulated
                                                        in Capital        Deficit
Balance,            63,000            $63               $2,537     $ -1,930
December 31, 1996
March 7, 1997       100,000           100               24,900
Issued for Cash
Net Loss, Year                                                            -11,969
Ended
December 31, 1997
March 3, 1998       4,727,000         +4,727            -4,727
Forward Stock Split
30:1
Net Loss Year Ended                                                       -13,516
December 31, 1998
Balance,            4,890,000         $4,890            $22,710           $ -27,415
December 31, 1998
Net Loss January 1,                                                       -72
1999 to June 30,
1999
Balance,            4,890,000         $4,890            $22,710           $ -27,487
June 30, 1999

See accompanying notes to financial statements & audit report.

              Professional Mining Consultants, Inc.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS



                      3 Mos. Ended      3 Mos. Ended      6 Mos. Ended      6 Mos. Ended
                      June 30, 1999     June 30, 1998     June 30, 1999     June 30, 1998
Cash Flows from
Operating Activities:
Net Loss               $ -36             $ -36             $ -72             $ -13,446
Adjustment to
Reconcile net loss to
cash provided by
operating activities:
Amortization          +12               +12               +24               +24
Changes in Assets and
Liabilities:
Organization Costs    0                 0                 0                 0
Increase in current
Liabilities:
Officers Advances     0                 0                 0                 -575
Cash Flows from       0                 0                 0                 0
Investing Activities
Cash Flows from
Financing Activities:
Issuance of common     0                 0                 0                 0
stock
Net increase          $ -24             $ -24             $ -48             $ -13,997
(decrease) in cash
Cash, Beginning of    83                178               107               14,151
period
Cash, end of period   $59               $154              $59               $154

See accompanying notes to financial statements & audit report

              Professional Mining Consultants, Inc.
                  (A Development Stage Company)
               STATEMENT OF CASH FLOWS(continued)



                     Year Ended June   Year Ended June   Aug. 28,
                     30, 1999          30, 1998          (Inception) to
                                                         June 30, 1999
Cash Flows from
Operating
Activities:
Net Loss              $ -13,516         $ -11,969         $ -27,487
Adjustment to
Reconcile net loss
to cash provided by
operating
activities:
Amortization         +47               +47               +181
Changes in Assets and
Liabilities:
Organization Costs   0                 0                 -235
Increase in current
Liabilities:
Officers Advances    -575              +225              0
Cash Flows from      0                 0                 0
Investing Activities
Cash Flows from
Financing
Activities:
Issuance of common    0                 +25,000           +27,600
stock
Net increase         $ -14,044         $ +13,303         $59
(decrease) in cash
Cash, Beginning of   14,151            848               0
period
Cash, end of period  $107              $14,151           $59

See accompanying notes to financial statements & audit report

              Professional Mining Consultants, Inc.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
               June 30, 1999 and December 31, 1998

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

Cash and equivalents

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 1999.

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

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of June 30, 1999, the Company had no dilative common stock equivalents such as stock options.

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

NOTE 3 - INCOME TAXES

There is no provision for income taxes for the period ended June 30, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1998 is as follows:


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

On  March  7,  1997,  the corporation completed  selling  100,000 shares of its common stock pursuant to Rule 504 and Nevada 90.490
for   $0.25  per  common  share  for  a  total  consideraton   of
$25,000.00.

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