Form 10QSB
period 1999-09-30
PROFESSIONAL MINING CONSULTANTS INC
filed 1999-11-23
CIK 1003933

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999.









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

There are 4,890,000 shares of common stock issued and outstanding as of September 30, 1999.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

          Unaudited  financial statements for the  quarter  ended
            September 30, 1999.



              EXHIBITSINDEPENDENT AUDITORS' REPORT

Board of Directors                          November 5, 1999
Professional Mining Consultants, Inc.
Las Vegas, Nevada

I have audited the accompanying Balance Sheets of Professional Mining Consultants, Inc. (A Development Stage Company), as of September 30, 1999, and December 31, 1998, and the related statements of stockholders' equity for September 30, 1999, and December 31, 1998, and statements of operation and cash flows for the three months ending September 30, 1999, and September 30, 1998, for the nine months ended September 30, 1999, and September 30, 1998, and the two years ended December 31, 1998, and December 31, 1997, and the period February 7, 1991 (inception), to
September 30, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Professional Mining Consultants, Inc. (A Development Stage Company), as of September 30, 1999, and December 31, 1998, and the related statements of stockholders' equity for September 30, 1999, and December 31, 1998, and statements of operation and cash flows for the three months ending September 30, 1999, and September 30, 1998, for the nine months ended September 30, 1999, and September 30, 1998, and the two years ended December 31, 1998, and December 31, 1997, and the period February 7, 1991 (inception), to September 30, 1999, in conformity with generally accepted accounting principles.

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

     /s/ Barry L. Friedman
     Barry L. Friedman
     Certified Public Accountant

              PROFESSIONAL MINING CONSULTANTS, INC.
                  (A Development Stage Company)
                          BALANCE SHEET


                                 9 Mos. Ending     Year Ended Dec.
                                 Sept. 30, 1999    31, 1998
            ASSETS
CURRENT ASSETS:
CASH                             0                 107
TOTAL CURRENT ASSETS             0                 107
OTHER ASSETS;
ORGANIZATION COSTS (NET)         0                 78
TOTAL OTHER ASSETS               0                 78
TOTAL ASSETS                     0                 185
 LIABILITIES AND STOCKHOLDERS'
            EQUITY
CURRENT LIABILITIES;
Officers Advances                 3,350             0
TOTAL CURRENT LIABILITIES        3,350             0
STOCKHOLDERS' EQUITY;
Common stock, $0.001 par value,                     4,890
authorized 50,000,000 shares
issued and outstanding
December 31, 1998 - 4,890,000
shares
September 30, 1999 - 4,890,000    4,890
shares
Additional paid-in Capital        22,710            22,710
Deficit Accumulated During The    -30,950           -27,415
Development Stage
TOTAL STOCKHOLDERS' EQUITY       -3,350            185
TOTAL LIABILITIES AND            0                 185
STOCKHOLDERS' EQUITY

              PROFESSIONAL MINING CONSULTANTS, INC.
                  (A Development Stage Company)
                     STATEMENT OF OPERATION

                 3 Mos.       3 Mos.       9 Mos.        9 Mos.
                 Ended Sept.  Ended Sept.  Ended Sept.   Ended Sept.
                 30, 1999     30, 1998     30, 1999      30, 1998
INCOME:
Revenue           0            0            0             0
EXPENSES:
General, Selling  3,409        24           3,457         13,446
and
Administrative
Amortization      54           12           78            35
Total Expenses   3,463        36           3,535         13,481
Net Profit/Loss(--3,463       -36          -3,535        -13,481
)
Net Profit/Loss  -.0007       NIL          -.0007        -.0028
(-) Per weighted
Share (Note 2)
Weighted average 4,890,000    4,890,000    4,890,000     4,890,000
Number of common
Shares
outstanding

See accompanying notes to financial statements & audit report

              PROFESSIONAL MINING CONSULTANTS, INC.
                  (A Development Stage Company)
               STATEMENT OF OPERATION (continued)

                 Year Ended   Year Ended   Aug. 28,
                 December     December     1995
                 31, 1998     31, 1997     (Inception)
                                           to Sept.
                                           30, 1999
INCOME:
Revenue           0            0            0
EXPENSES:
General, Selling  13,469       11,922       30,715
and
Administrative
Amortization      47           47           235
Total Expenses   13,516       11,969       30,950
Net Profit/Loss(--13,516      -11,969      -30,950
)
Net Profit/Loss  -.0028       -.0024       -.0063
(-) Per weighted
Share (Note 2)
Weighted average 4,890,000    4,890,000    4,890,000
Number of common
Shares
outstanding

See accompanying notes to financial statements & audit report

              PROFESSIONAL MINING CONSULTANTS, INC.
                  (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY


                     Common Shares     Stock Amount      Additional paid-  Accumulated
                                                         in Capital        Deficit
Balance,             63,000            $63               $2,537    $-1,930
December 31, 1996
March 7, 1997        100,000           100               24,900
Issued for Cash
Net loss, Year                                                             -11,969
Ended
December 31, 1997
Balance,             163,000           $163              $27,437           $13,899
December 31, 1997
March 3, 1998        4,727,000         +4,727            -4,727
Forward Stock Split
30:1
Net Loss, Year                                                             -13,516
Ended
December 31, 1998
Balance,             4,890             $4,890            $22,710           $-27,415
December 31, 1998
Net Loss, January                                                          -3,535
1, 1999, to
September 30, 1999
Balance,             4,890,000         $4,890            $22,710           $-30,950
September 30, 1999

See accompanying notes to financial statements & audit report.

              PROFESSIONAL MINING CONSULTANTS, INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS

                      3 Mos. Ended      3 Mos. Ended      9 Mos. Ended      9 Mos. Ended
                      Sept. 30, 1999    Sept. 30, 1998    Sept. 30, 1999    Sept. 30, 1998
Cash Flows from
Operating Activities:
Net Loss               -3,463            -36               -3,535            -13,481
Adjustment to
Reconcile net loss to
cash provided by
operating activities:
Amortization          +54               +12               +78               +35
Changes in Assets and
Liabilities:
Organization Costs    0                 0                 0                 0
Increase in current
Liabilities:
Officers Advances     +3,350            0                 +3,350            -575
Net cash used in      -59               -24               -107              -14,021
operating Activities
Cash Flows from       0                 0                 0                 0
Investing Activities
Cash Flows from
Financing Activities:
Issuance of common     0                 0                 0                 0
stock
Net increase          -59               -24               -107              -14,021
(decrease) in cash
Cash, Beginning of    +59               +154              +107              +14,151
period
Cash, end of period   0                 130               0                 130

See accompanying notes to financial statements & audit report

              PROFESSIONAL MINING CONSULTANTS, INC.
                  (A Development Stage Company)
               STATEMENT OF CASH FLOWS (continued)

                      Year Ended        Year Ended        Aug. 28, 1995
                      December 31,      December 31,      (Inception) to
                      1998              1997              Sept. 30, 1999
Cash Flows from
Operating Activities:
Net Loss               -13,516           -11,969           -30,950
Adjustment to
Reconcile net loss to
cash provided by
operating activities:
Amortization          +47               +47               +235
Changes in Assets and
Liabilities:
Organization Costs    0                 0                 -235
Increase in current
Liabilities:
Officers Advances     -575              +225              +3,350
Net cash used in      -14,044           -11,697           -27,600
operating Activities
Cash Flows from       0                 0                 0
Investing Activities
Cash Flows from
Financing Activities:
Issuance of common     0                 +25,000           +27,600
stock
Net increase          -14,044           +13,303           0
(decrease) in cash
Cash, Beginning of    14,151            848               0
period
Cash, end of period   107               14,151            0

See accompanying notes to financial statements & audit report

              PROFESSIONAL MINING CONSULTANTS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
            September 30, 1999, and December 31, 1998

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

Cash and equivalents

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 1999.

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

Reporting on Costs of Start-Up Activities

Statement of Posititon 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" which provides guidance on the Financial reporting of start-up costs and organization costs. It requires most costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the company's financial statements.

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of September 30, 1999, the Company had no dilative common stock equivalents such as stock options.

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

NOTE 3 - INCOME TAXES

There is no provision for income taxes for the period ended September 30, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1999 is as follows:


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