Form 10QSB
period 2000-03-31
PROFESSIONAL MINING CONSULTANTS INC
filed 2000-05-19
CIK 1003933

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000 Commission File No.
000-24595
9

                    AUDIOMONSTER ONLINE, INC.
        (FORMERLY PROFESSIONAL MINING CONSULTANTS, INC.)
     (Exact name of registrant as specified in its charter)







Nevada                000-24595                   88-0343832
(State of             (Commission           (I.R.S. Employer
organization)         File Number)       Identification No.)

200-1311 Howe St., Vancouver, B.C. Canada V6Z 2P3
(Address of principal executive offices)

Registrant's telephone number, including area code (604) 691-1765

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 9,780,000 shares of common stock issued and outstanding as of May 12, 2000.

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

Business Structure and Strategy

The Company was formed on August 28, 1995 under the laws of the State of Nevada as Professional Mining Consultants, Inc. On May 15, 2000, the Company changed its name to AudioMonster Online, Inc. pursuant to the terms of the Exchange Agreement to acquire 591519 B.C. Ltd., dba AudioMonster Online ("Audio"). Its principal place of business is located at 200-1311 Howe St., Vancouver, B.C. Canada V6Z 2P3.

The Company was originally organized for the purpose of setting up a Mining Consultant and Engineering office in Las Vegas, Nevada. The objective was to pursue consulting and management contracts with startup and small mining companies who are seeking professional and management expertise. The Company was to focus on and specialized in developing strategies, extraction and process technology, management and engineering for both open pit and placer gold, silver and platinum mining operations.

The Company would provide its expertise in these areas to mining companies, smelting plants, processing facilities and refineries seeking to either establish a new operation or expand and improve their current capabilities. The Company planned to hire engineering and design people who had an in-depth background in open pit and placer mining, geology, metallurgy, knowledge of operating and design of a variety of concentration and milling facilities, processing and smelting plants, refineries and laboratories which are capable of running precious metals. These people would be assigned a variety of different mining projects around the world, where their proficiency in mining will be used to set up new plants and facilities, improve current processes and technology, and when applicable, provide reports and evaluations for possible joint ventures. The Company was unable to raise sufficient funding to pursue that objective, and therefore abandoned its original business plan.

In September 1999, the Company abandoned its original business plan as noted above and decided to pursue endeavors to seek a company or companies that it can acquire or with whom it can merge.

On May 12, 2000, the Company's predessor, Professional Mining Consultants, Inc. ("PFMC"), entered into an Exchange Agreement with a company then-known as AudioMonster Online, Inc. Under the terms of the Agreement, the Company exchanged 2,000,000 shares of its common stock for all of the shares of capital stock of AudioMonster Online, Inc. PFMC was the acquiring company. Upon completion of the Exchange Agreement, PFMC changed its name to AudioMonster Online, Inc. and again changed its business plan to the plan of the acquired company, AudioMonster Online, Inc. (see below)

Financing Activities and Plans

AudioMonster has engaged the services of ProDiMax GmbH to obtain early stage financing for the company. These financing activities have included accepting funds via unsecured loans from a very small group of private investors from Europe. These loans will be converted to equity in the future.

Management believes that with the strength of the company's business plan and financial consultants the company expects to raise USD$2.8 million via the public markets at the commencement of trading. An, additional offering will be offered when the stock price appreciates to raise and additional USD$7.2 million to reach the USD$10 million target so that the company can commence rapid execution of its business plan.

Business Units

The company has been broken down into logical business units that can be individually managed. Each unit has a clear mandate to achieve and each unit if very successful could easily be a sustaining business on is own. The business units are held by the company

Music Label - AudioMonster.com

The original AudioMonster.com music label is already operational and is currently focusing on aggregating quality music in the alternative and electronic (techno) music genres. These particular genres have been chosen because it is an area of strength for AudioMonster's A&R consultants and because these genres represent growing areas within the music industry. The goal of this unit is to sign publishing and distribution deals with quality recognized artists. This business unit has recently signed exclusive distribution deals with both Art Bergmann and Randy Bachman's new band Garnet Sweatshirt. Products from this music label will be shipping in June 2000.

AudioMonster is currently developing its web site and e-commerce systems. AudioMonster will not limit its music distribution solely to its own web site and will sell its CDs in traditional brick and mortar stores as well as other areas on the Internet. AudioMonster also intends to sublicense its rights to foreign music labels for select geographical areas.

The company may also develop other brands of music labels that focus on specific genres in the future. The key to developing a successful music label is based upon having a group of like minded individuals focus towards a general artistic goal. Often artists will attract other artists to a label. Also, once customers experience the product will likely return because of the consistency of the label. Thus focussing the label towards specific genres makes great sense from both label development and customer perspectives.

B2B Trading Network - ENTO.NET

The ENTO entertainment-trading network is under development. The ENTO concept is to establish a business to business trading zone so that rights, goods and services can be traded in a web based environment. The company believes this is a huge new market that has been enabled by the rapid adoption of the Internet as a widely accepted e-commerce platform. The inspiration for this service is derived from AudioMonster's music licensing activities and the company's desire to perform these activities in a more efficient manner.

Audio Advertising Network - DoubleListen.com

The DoubleListen audio advertising network is under development. The DoubleListen concept is to establish an MP3 audio advertising network. This network takes advantage of dynamic MP3 streaming technologies to integrate advertisements onto both sides of an MP3 track (hence the name `DoubleListen'). Attaching advertisements to MP3 files and hosting them in a reliable high bandwidth environment should enable a new mode of music distribution that will fairly compensate artists and provide a unique medium for advertisers. Think of DoubleListen as the DoubleClick of the audio ad world.

Investment/Acquisition Unit

The Investment and Acquisition Unit is actively pursuing investment and acquisition opportunities. This business unit has already initiated activity to acquire a company many times the size of AudioMonster in terms of revenues. If this acquisition is successful revenue of at least USD$40 million per year will flow in to AudioMonster. For the company to get to critical mass quickly this business unit is extremely important towards maintaining rapid growth of the company.

Software and Web Development

In order to support the company's business units, AudioMonster has launched a development effort to create the company's web properties. The development effort will also spin-off generic technology that will be useful or licensable in service offerings. The web sites will consist of professionally designed graphics, HTML, JavaScript and PHP/PERL backend code that is responsible for user interaction, event tracking and database functions.

Music Label Development

In order to launch a music label it requires unique proprietary content. This content comes in the form of quality music from recognized artists. The music label business units are expected to sign publishing and distribution deals with number of artists throughout the year. Having artists such as Art Bergmann and Randy Bachman on board will help attract other respected artists. AudioMonster is already locally recognized as a hot new Internet music label and the business is only just getting started. A music label needs only one hit act to make the entire label a success. For example, Sub Pop a Seattle based music label introduced a band called Nirvana in the early 1990s. With Nirvana's success Sub Pop was able to sell their label to Sony for a reported $300 million dollars.

Launch

The company will identify a suitable launch dates throughout year 2000 for each web property under development. In the case of DoubleListen, the caliber of advertisers will be selected so that they will help validate the new advertising medium and help entice new advertisers to work with the company.

The company will promote on a variety of mediums including the Internet, print, radio and television. Print advertising will be executed in both national and regional publications. National publications may include Wired, Shift and other magazines that are popular with music collectors. Regional publications will include Vancouver's Georgia Straight, Seattle's Rocket, and Toronto's Exclaim amongst others. The company is negotiating rights to be the main television sponsor of the Love Parade in Berlin, Germany which is expected to have an audience of over 1 million people attending the parade. Television coverage is expected go out to 56 different countries with AudioMonster.com being the primary sponsor for the television coverage.

Marketing Strategy

Philosophy

"To sell more products and services by defining and creating new markets and distribution channels."

Targets & Initiatives

The company is targeting products, service and opportunity to seven distinct groups:

  1.   Web surfers
2.   Music collectors
3.   Musical artists
4.   Music professionals
5.   Musical right holders
6.   Advertisers
7.   Investors

Brand Marketing

The company is developing a small number of Internet brands. The company has secured the domain names for AudioMonster.com, DoubleListen.com and ENTO.NET that will be the building blocks for these brands. Initial feedback from both English and non-English speaking people has been extremely positive about these names. Additionally, the company has initiated the trademark process in both the US and Canada for protection of these domain names.

AudioMonster Brand

The brand AudioMonster is and will continue to be synonymous with awesome quality. Hence, the positioning statement: your portal to awesome audio. Brand development is considered when presenting
AudioMonster's corporate and artistic image. AudioMonster realizes that everything it does, has and presents, says something about the company and therefore helps establish
AudioMonster's brand.

AudioMonster will promote itself on a variety of mediums including the Internet, print, radio and television. Print advertising will be executed in both national and regional publications. National publications may include Wired, Shift and other magazines that are popular with music collectors. Regional publications will include Vancouver's Georgia Straight, Seattle's Rocket, and Toronto's Exclaim amongst others. The company is negotiating rights to be the main television sponsor of the Love Parade in Berlin, Germany which is expected to have an audience of over 1 million people attending the parade. Television coverage is expected go out to 56 different countries with AudioMonster.com being the primary sponsor for the television coverage.

AudioMonster is furthering brand development with the people and artists we bring on board and associate with. Each individual is reviewed as to not only what they can do for us, but as to how they can further our overall objective by association. The people we are bringing on board must be esteemed individuals that also have the ability to attract others.

DoubleListen Brand

The brand DoubleListen shall be known as the engine of the audio advertisement industry. DoubleListen will help advertisers reach new customers and will help artists generate revenue from Internet distribution of their music. DoubleListen will help take advertising sponsored Internet music distribution to the next level. The marketing plan includes selecting the caliber of advertisers so that they will help validate the new advertising medium and help entice new advertisers to work with the company.

ENTO Brand

The brand ENTO shall be known as the primary trading zone for the entertainment industry. The advent of web based trading systems allows items to be efficiently traded in a faster and open markets. ENTO helps match buyers to sellers for items such as products, services and musical rights. ENTO will be marketed to holders of rights such as musicians and record labels including the major record labels. Also, ENTO will be marketed to the music industry service providers including recording studios, recording engineers and music producers.

Music Label Marketing

The company has recognized the need to acquire the services of established artists in order to develop the company's music label. AudioMonster.com already has exclusive distribution agreements with critically acclaimed artists including Art Bergmann and Randy Bachman's new band `Garnet Sweatshirt'. These artists have the respect of their peers and will lead the way to help sign even more prominent artists. The music label will be marketed as the hottest new label in the music business.

The excitement generated by AudioMonster's early efforts within the Vancouver music scene is already gathering additional momentum for the company as we have even now established serious contacts with quality artists right across Canada and the USA. Additionally, `Garnet Sweatshirt' one of the company's musical acts has already received media articles in Toronto's Now magazine regarding the band's forth coming album which is exclusively distributed by AudioMonster.com.

The company has the luxury of originating from a city that holds world recognition as a creative hotbed. This reputation has drawn, and continues to draw top quality talent worldwide, thus assisting the company's networking efforts to naturally expand it's artist base beyond Vancouver. Also, AudioMonster has the opportunity to tap into leading electronic music (techno) from Germany. Germany is a world leader in the techno music genre having bands like Kraftwerk help to define this genre years ago much like the Beatles did for pop music in the U.K. and North America. Techno music is extremely popular in Germany and is the music of choice for German young people. AudioMonster intends to market German techno music aggressively in North America.

Media Coverage

In addition to the traditional contractual advertising, the company will issue press releases, as developments dictate, to both the print and electronic media to assist in promotion of the site on a non-paid basis. The company will engage reputable publicists to execute this promotion. The company is in a favorable position to receive its share of free press simply because of the pioneering nature of the business alone. Also, the company's association with recognized artists will naturally carry entertainment news value.

Investor Relations

The company will engage in investor relation activities to assist demand of the company's stock and to provide a liquid market. The company intends to outsource its investor relation activities to a reputable leading edge IR firm.

It is likely that the company will list pertinent business activities on one of the more reputable stock information web sites such as techstocks.com, ragingbull.com, stockhouse.com and stockgroup.com. The company recognizes the importance of on-going investor relations, and has allocated certain funds to ensure a high level of awareness and interest.

Launch

The company will identify suitable launch dates throughout year 2000 for each web property under development. The company is negotiating rights to be the main television sponsor of the Love Parade in Berlin, Germany which is expected to have an audience of over 1 million people attending the parade. Television coverage is expected go out to 56 different countries with AudioMonster.com being the primary sponsor for the television coverage. The event itself will be on a scale indicative of AudioMonster's quality image. The company recognizes the importance this event will have towards early progress of brand development.

Operations Plan

Domain Protection and Brand Building

AudioMonster is seeking protection of its domain names. It is very critical that domain names are properly protected via trademarks. The company leases the AudioMonster trademark from the company founder Greg Corcoran for a token yearly payment. AudioMonster has engaged attorneys in the US and Canadian to file trademark applications in the appropriate jurisdictions. AudioMonster has initiated trademark applications for both USA and Canada and expects to receive those trademarks in the coming months.

Web and Software Development

AudioMonster has launched a web development effort to develop its web properties. AudioMonster outsources these web development activities and has innovated remote development techniques that allows a network of remote developers to work together to create the necessary pieces that make up the company's web sites. This technique allows AudioMonster to tap into global expertise in specific niche areas. It also has the advantage that a central office does not need to be maintained to house its developers. Sites such as eLance.com and Ants.com indicate outsourcing is a growing trend in the web business. AudioMonster has engaged a number of contract web developers and web development companies to help build its web properties.

Artist and Repertoire

AudioMonster has engaged the Canadian rock and roll legend Chris Houston as an A&R director for the AudioMonster.com music label. Mr. Houston has over 20 years of experience working in the North American music industry. Mr. Houston has successfully signed Art Bergmann and Garnet Sweatshirt to exclusive distribution deals with the company and is in discussions with a number of promising acts. Mr. Houston has a large network of contacts with well-known musicians and music industry executives.

Audio Production

AudioMonster will assist its licensed artists to produce music tracks and will produce audio advertisements on behalf of its advertisers for a fee. AudioMonster has established relationships with several quality-recording studios and will use these studios to produce music for its artists and audio advertisements for its advertisers.

Graphics Design

AudioMonster has a variety of graphic design needs ranging from web graphics, to printing and CD packaging design. AudioMonster has established relationships with several graphics design firms to provide the various levels of service the company requires.

Product Manufacturing

AudioMonster has a requirement to manufacture hard copy CDs given that the music industry is still in the transition stage of moving from CD to MP3(or other competing format). Interestingly, music collectors state that they enjoy having hard goods such as CD but especially liner notes and inserts. Its highly possible that demand for hard copies will never vanish, especially if the hard copies are sold as limited editions and have the properties of visual art. AudioMonster contracts Cinram for CD manufacturing services.

Product Distribution

The AudioMonster.com music label has distribution requirements for its online store and for traditional distribution of its product to brick and mortar stores. An outsourced shipping company shall handle orders from its online store. A traditional record distributor shall be selected to get the companies products racked in traditional CD stores.

Ad Sales

The Advertising Network business unit will be responsible for selling advertising and sponsorship for audio content. The company expects that ad space on MP3 tracks will be a big success. The company will engage ad sales representatives to garner accounts from corporate clients who wish to advertise audio ads on music tracks. The company expects its initial advertisers to be high profile companies.

Data Center

The company will locate its Data Center with Pair Networks, Inc of Pittsburgh, Pennsylvania. Pair Networks is a leading supplier of low cost Internet bandwidth and FreeBSD based Apache web server platforms. Use of a third party vendor for these services preserves substantial capital as AudioMonster does not have to build its own Data Center.

Pair Networks maintains world-class facilities with its newly constructed Data Center (January 1998). The Data Center includes redundant cooling, dedicated fiber paths, complete two-stage power protection, FM-200 fire suppression, 24-hour security, and diverse, redundant network service. The servers are built to stringent specifications and go through a rigorous testing procedure prior to deployment. Extensive spare equipment is kept on-site.

Pair uses a cluster of Exabyte Mammoth tape drives for 24-hour backups of all servers. This is a more scalable, cost-effective, and decentralized solution than a single giant tape library. The tape drives are fed by 120Gb of staging storage in order to ensure optimum throughput. Each tape is capable of storing 20Gb before compression. Pair Networks employs a two-stage power protection system to guarantee the best possible response to power problems.

Pair Networks operates its own dedicated network for its web hosting Data Center. All of the servers are connected to collision-free, low-latency, fully switched local network, with multiple outgoing lines for redundant connectivity to the Internet. At present, Pair operates four fiber optic DS-3 connections, connected to three world-class network service providers (commonly referred to as backbones).

Pair Networks uses only top-of-the-line AMD Athalon and Intel
Pentium III servers, custom-built and extensively tested.
Hardware is chosen specifically for its reliability and interoperability with FreeBSD, the preferred high-performance, open-source Unix operating system.

E-Commerce

AudioMonster will sell products on behalf of its artists via its own AudioMonster.com web site on the Internet. The company is just finalizing testing on its shopping cart and is scheduled to be online by May 15, 2000. The shopping cart has been designed for ease of use and is designed to handle Canada's complex product taxation system including various levels of PST, GST and HST. The shopping cart can easily be scaled to handle thousands of products and can be ported to any number of hosts, as there are no license fees since the cart is a highly customized port of open source software. Additionally, the company may use other potential partners such as Amazon and Ebay to sell product.

Management and Key Personnel

Greg Corcoran - President, Secretary, Treasurer, Director

Greg Corcoran is the sole officer and director of AudioMonster Online. Mr. Corcoran is a 10-year veteran of British Columbia's technology industry. He has worked for start-up companies in various capacities and has proven year after year that he has the ability to innovate new products. He has worked for Dorigo Systems, Andronic Devices, Q-Media Software (TSE:QMS), Image Power(CDNX:IPZ), Jenosys Technologies(CDNX:JET), and Intrinsyc Software(CDNX:ICS).

In 1996, Mr. Corcoran founded Spidex Technologies which successfully developed and sold web server technology for the Microsoft Windows CE operating system to Intrinsyc Software (CDNX:ICS). This web server technology allowed Intrinsyc to become a leader within the Windows CE industry and helped bring Intrinsyc's stock price from $0.45 to a high of nearly $10. The web server product won industry recognition and Mr. Corcoran has been published in trade journals including the CE Tech Journal a Microsoft sponsored trade journal. In the summer of 1999, Microsoft embraced the web server product concept by announcing that web server technology would become a standard part of the Windows CE operating system.

Mr. Corcoran has been working with MP3 technology since 1996 and has shared dialog with MP3.com founder Michael Robertson in 1997 regarding the potential of MP3 technology and online music distribution. Mr. Corcoran maintains relationships with many key individuals within North America's high technology community and is able to tap into years of pertinent experience through these relationships.

Mr. Corcoran's management style is known to bring out the best in people as his positive and enthusiastic attitude including his years of hardcore technical experience help individuals reach goals that could otherwise be unattainable. He is committed to quality and excellence and with the help of his motivated team will lead AudioMonster to tremendous success.

Other Management

The company has purposely delayed the engagement of other senior management. The reason for delaying hiring of management is because of Mr. Corcoran's multitalented development, marketing and management abilities. The delay in hiring other senior management during the company's early stages allowed bigger investments to be made in actual web development and music licensing.

Advisors

Ingo Mueller - Advisor Acquisitions

Mr. Ingo Mueller is the president of St. George Capital a firm dedicated to financing and growing venture companies from small private startups to large public companies. Mr. Mueller is an expert in the development of corporate structures and has years of experience in the corporate finance industry. Mr. Mueller's knowledge has been instrumental in the structuring of AudioMonster's success to date.

Andrew Atkins - Advisor Entertainment Law

Mr. Andrew Atkins has his own law firm Atkins and Company that specializes in entertainment law. Mr. Atkins has a client list that includes music labels, artists, and entertainment companies. Mr. Atkins is extremely forward thinking and has assisted the company in exploring concepts for ENTO.NET the company's business to business offering for the music industry.

Randy Bachman - Advisor Music Business

With a career spanning five decades, and total record sales of more than 40 million units behind him, you might expect Mr. Randy Bachman to have slowed down. But the veteran Canadian singer/guitarist/songwriter, who rose to chart-topping prominence in the '60s with the Guess Who, and rocked just as successfully through the '70s as front man of Bachman-Turner Overdrive, is still going strong. As well having his new band Garnet Sweatshirt signed exclusively to AudioMonster, Mr. Bachman will provide AudioMonster with music industry insights and contacts.

William Yu - Advisor Finance and Business

Mr. William Yu has over ten years of experience in the corporate finance field and is presently a director and chief operating officer of Intrinsyc Software. Mr. Yu is a founding member of this CDNX listed public company and is involved in all aspects of the management of the company at an executive level. Mr. Yu is also a principal of Cansbridge Capital Corp. that invests in both public and private operating companies. Typical investment size ranges between $250K - $2M; types of investment are either investment banking-styled pure equity or merchant banking type quasi-equity. Additionally, Mr. Yu has been involved with Marleau Lemire Securities, Discovery Enterprises and Taurus Canadian Development in various capacities.

Victor Jones - Advisor Finance and Business

Mr. Victor Jones is a consultant to emerging technology and mining companies with a background in financing and venture capital. He has been involved in the management and finance of a number of public companies in mining, high technology and the life sciences and takes a special interest in the issues of commercialization of new technology. Mr. Jones is currently vice president and director of two public companies and provides management services to several private firms.

Expense Projections for Year 1

The following table indicates the company's expense projections for year 1. This phase will commence in the second quarter of 2000 and will coincide with the company's public listing.

                    Year 1
Administrative      USD
                    $1,000,000
Advertising         USD $3,900,000
Communications      USD $600,000
Consulting          USD $2,200,000
Computers           USD $200,000
Legal/Accounting    USD $300,000
Music Label         USD $1,000,000
Office              USD $200,000
OTC BB Merger       USD $500,000
Software            USD $100,000
Total               USD $10,000,000

Expense Projections for Ongoing Operations (Years 2 and 3)

The company expects that revenues will cover operating costs for year 2 and year 3 as revenues are anticipated to grow substantially in these years.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

ITEM 5.   OTHER INFORMATION

Subsequent Events

The Company's common stock underwent a 2:1 forward split on May 2, 2000, effective on May 16, 2000. This increased the number of shares outstanding from 4,890,000 to 9,780,000 without changing the authorized common stock. No change in the rights or ownership percentage of the holders has occurred as a result of the forward split.

On May 12, 2000, the Company approved the Exchange Agreement between itself and Audio. Under the terms of the Agreement, the Company exchanged 2,000,000 shares of its common stock for all of the shares of capital stock of Audio. The Company was the acquiring company and changed its name to AudioMonster Online, Inc.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

          Unaudited  financial statements for the  quarter  ended
            March 31, 2000.
PART I.                                     FINANCIAL INFORMATION

Item 1.                                      Financial Statements

              PROFESSIONAL MINING CONSULTANTS, INC.
                          BALANCE SHEET
                         MARCH 31, 2000


                   ASSETS

TOTAL ASSETS                                    $      -


  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES - Officers advances         $  3,350


COMMITMENTS AND CONTINGENCIES                          -

STOCKHOLDERS' DEFICIENCY
Common  Stock,  $.001 par value,  50,000,000
shares
authorized,  4,890,000  shares  issued   and       4,890
outstanding
Additional paid-in capital
                                                  22,710
Deficit accumulated during development stage      (30,95
                                                      0)

Total stockholders' deficiency                    (3,350
                                                       )

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY                        $      -

    See the accompanying notes to the consolidated financial
                           statements
                                1

              PROFESSIONAL MINING CONSULTANTS, INC.
                    STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                        2000            1999


REVENUE                            $        -      $        -

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                      -              36

LOSS BEFORE INCOME TAXES                    -             (36)

INCOME TAXES                                -                -

NET LOSS                           $        -      $     (36)

BASIC  AND  DILUTED  LOSS   PER    $    (0.00)     $    (0.00)
SHARE

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED       4,890,0         4,890,00
                                           00                0

    See the accompanying notes to the consolidated financial
                           statements
                                2


              PROFESSIONAL MINING CONSULTANTS, INC.
                    STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                           2000           1999
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                               $       -       $   (36)
Adjustments to reconcile net loss
to net cash used in operating
activities:
Amortization expense                           -             12
Net cash used in operating                     -           (24)
activities


NET (DECREASE) INCREASE  IN CASH
AND CASH EQUIVALENTS                           -           (24)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD                            -            107

CASH AND CASH EQUIVALENTS -
END OF PERIOD                          $       -       $     83

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the three months ended March 31, 2000 and 1999, the Company paid no income taxes and no interest.

    See the accompanying notes to the consolidated financial
                           statements
                                3


              PROFESSIONAL MINING CONSULTANTS, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The  unaudited  Condensed Consolidated Financial Statements  have been prepared by Professional Mining Consultants, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The Company has no potentially dilutive securities.

NOTE 3 - SUBSEQUENT EVENTS

The Company's common stock underwent a 2:1 forward split on May 2, 2000, effective on May 16, 2000. This increased the number of shares outstanding from 4,890,000 to 9,780,000 without changing the authorized common stock. No change in the rights or ownership percentage of the holders has occurred as a result of the forward split.

On May 12, 2000, the Company approved the Exchange Agreement between itself and Audio. Under the terms of the Agreement, the Company exchanged 2,000,000 shares of its common stock for all of the shares of capital stock of Audio. The Company was the acquiring company and changed its name to AudioMonster Online, Inc.

EXHIBITS

a) The exhibits, consisting of the Company's Articles of Incorporation, are attached to the Company's Form 10, filed on July 7, 1998. These exhibits are incorporated by reference to that Form.

b) The exhibits, consisting of the Company's Bylaws, are attached to the Company's Form 10, filed on July 7, 1998. These exhibits are incorporated by reference to that Form.

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           AudioMonster Online, Inc.



                           By: /s/ Greg Corcoran
                              Greg Corcoran, President



                           Date : May 19, 2000