Form 10QSB
period 2000-06-30
AUDIOMONSTER ONLINE INC
filed 2000-08-21
CIK 1003933

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
   ACT

For the quarterly period ended June 30, 2000 Commission File No.
000-24595






                    AUDIOMONSTER ONLINE, INC.
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

There are 11,805,000 shares of common stock issued and outstanding as of June 30, 2000.

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Unaudited  financial statements for the  quarter  ended
            June 30, 2000.
                    AudioMonster Online, Inc.
                  (A DEVELOPMENT-STAGE COMPANY)
                          BALANCE SHEET





                                          June 30,    March 31,
  ASSETS                                    2000         2000
                                         ----------   ---------
CURRENT ASSETS                          (Unaudited)
Cash and cash equivalents                  $358,952      $323,650
Receivables                                  53,001         5,024
Inventory                                     3,706             -
Loan receivable                             242,466        29,794
Investment in trading securities                  -        75,310
                                         ----------     ---------
    Total current assets                    658,125       433,778

Deposit on acquisition                      600,000             -
Property and equipment, at cost, net of
accumulated
 depreciation of $370 and $-0-                7,036         5,359
                                         ----------     ---------
    TOTAL ASSETS                         $1,265,161      $439,137
                                         ==========      ========

          LIABILITIES AND STOCKHOLDERS'
(DEFICIT)
CURRENT LIABILITIES
  Accounts payable and accrued expenses     $36,042        $9,997

Long-term convertible notes               1,655,000       655,000
                                         ----------     ---------
    Total liabilities                     1,691,042       664,997
                                         ----------     ---------
Commitments and contingencies                     -             -

STOCKHOLDERS' (DEFICIT)
   Common  Stock  -  $.001  par  value;
50,000,000 shares
   authorized, 11,805,000 and 2,000,000
shares issued
   and outstanding                           11,805         2,000

  Additional paid in capital                493,938       (2,000)

    Deficit   accumulated  during   the   (931,119)     (225,148)
development stage

      Cumulative    foreign    currency       (505)         (712)
translation adjustment
                                         ----------     ---------

    Total stockholders' (deficit)         (425,881)     (225,860)
                                         ----------     ---------
          TOTAL     LIABILITIES     AND  $1,265,161      $439,137
STOCKHOLDERS' (DEFICIT)
                                         ==========      ========

The accompanying notes are an integral part of these financial statements.

                              - 1 -
                    AudioMonster Online, Inc.
                  (A DEVELOPMENT-STAGE COMPANY)
                     STATEMENT OF OPERATIONS
                           (UNAUDITED)





                                     Three Months    August 30,
                                                        1999
                                        Ended        (Inception)
                                                         to
                                       June 30,       June 30,
                                         2000           2000
                                       --------       --------
Sales                                       $2,407         $2,407
Cost of sales                                1,602          1,602
                                        ----------     ----------
Gross profit                                   805            805
General and administrative expense         516,692        766,715
                                        ----------     ----------
Loss  from operations before  other
income
 (expense) and income taxes              (515,887)      (765,910)
Interest income                             13,869         16,601
Interest expense                         (177,878)      (186,611)
Gain (loss) on trading securities         (26,075)          4,801
                                        ----------     ----------
Loss before income taxes                 (705,971)      (931,119)
Income tax expense                               -              -
                                        ----------     ----------
Net loss                                $(705,971)     $(931,119)
                                        ==========     ==========
NET LOSS PER COMMON SHARE
  Basic and diluted                        $(0.10)        $(0.26)
                                        ==========     ==========
COMMON SHARES

  Basic and diluted                      7,378,297      3,599,428
                                        ==========     ==========

The accompanying notes are an integral part of these financial statements.

                              - 2 -
                    AudioMonster Online, Inc.
                  (A DEVELOPMENT-STAGE COMPANY)
                     STATEMENT OF CASH FLOWS
                           (UNAUDITED)

                                                Three Months   August 30,
                                                                  1999
                                                    Ended      (Inception)
                                                                   to
                                                  June 30,      June 30,
                                                    2000          2000
                                                   -------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $(705,971)      $(931,119)
   Adjustments to reconcile net  loss  to  net
cash used
   by operating activities:
  Gain (loss) on securities                          26,075         (4,801)
  Depreciation                                          370             370
  Issuance of common stock for services             346,075         346,075
  Non cash interest expense                         159,668         159,668
  Changes in certain assets and liabilities:

  Increase in receivables                          (47,977)        (53,001)
  Increase in inventory                             (3,706)         (3,706)
  Increase in loan receivable                     (212,672)       (242,466)
   Increase  in accounts payable  and  accrued       26,045          36,042
expense
                                                   --------        --------
Net cash used by operating activities             (412,093)       (692,938)
                                                   --------        --------
CASH FLOWS FROM INVESTMENT ACTIVITIES:

  Purchases of fixed assets                         (2,047)         (7,406)

  Deposit on acquisition                          (100,000)       (100,000)

  Investment in trading securities                        -        (44,434)
  Sale of trading securities                         49,235          49,235
                                                   --------        --------
Net cash used by investment activities             (52,812)       (102,605)
                                                   --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                       500,000       1,155,000
                                                   --------        --------
EFFECTS OF EXCHANGE RATE
CHANGES ON CASH                                         207           (505)
                                                   --------        --------
NET INCREASE IN CASH AND CASH EQUIVALENTS            35,302         358,952

CASH  AND  CASH  EQUIVALENTS  -  BEGINNING  OF      323,650               -
PERIOD
                                                   --------        --------
CASH AND CASH EQUIVALENTS - END OF PERIOD          $358,952        $358,952
                                                   ========        ========

Supplemental Cash Flow Information:
 During the three month and initial periods ended June 30, 2000, the Company paid no cash for interest or income taxes.

Non-cash Financial Activities:
 Interest expense attributable to a beneficial conversion feature of the debentures totaled $159,668.

 On June 14, 2000, 25,000 shares of common stock, valued at $346,075, were issued for legal services provided to the Company.

  $500,000 of proceeds from notes payable were paid directly to the seller as a deposit for an acquisition.

The accompanying notes are an integral part of these financial statements.

                              - 3 -
                            AudioMonster Online, Inc.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                            <               <          <            <               <            < <
                            C              C          C           C              C           C C
                            >              >          >           >              >           > >
                                                                      Deficit
                                                              Accumulated     Foreign
                                                      Additional      During      Currency
                                    Common Stock        Paid-in     Development  Translatio
                                                                                      n
                                 Shares     Amount      Capital        Stage     Adjustment     Total
                                 ------     ------     --------      ---------    --------     -------
Balance, August 30, 1999                -         $-          $-             $-           $-           $-

Issuance of founders
shares,
 August 30, 1999                2,000,000      2,000     (2,000)              -            -            -

Foreign currency
translation
adjustment                              -          -           -              -        (712)        (712)

Net loss                                -          -           -      (225,148)            -    (225,148)
                                ---------     ------    --------      ---------      -------    ---------
Balance, March 31, 2000         2,000,000      2,000     (2,000)      (225,148)        (712)    (225,860)

Acquisition of public shell
corporation,
May 12, 2000                    9,780,000      9,780     (9,780)              -            -            -

Additional paid in capital
attributable
to beneficial conversion
feature of debentures                   -          -     159,668              -            -      159,668


Issuance of shares for
services, June 14, 2000            25,000         25     346,050              -            -      346,075

Foreign currency
translation
adjustment                              -          -           -              -          207          207

Net loss                                -          -           -      (705,971)            -    (705,971)

Balance, June 31, 2000         11,805,000    $11,805    $493,938     $(931,119)       $(505)   $(425,881)
                               ==========    ======= = ========     ==========      =======   ==========

The accompanying notes are an integral part of these financial statements.

                                      - 4 -

                    AudioMonster Online, Inc.
                   (Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000

 NOTE  1 -   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
 ACCOUNTING POLICIES

           Basis of Presentation
           The accompanying financial statements include the accounts of AudioMonster Online, Inc. ("Audiomonster"), a Nevada corporation formed on August 28, 1995 as Professional Mining Consultants, Inc., and its wholly owned subsidiary 591519 B.C. Ltd. ("591519"), a Canadian corporation formed on August 30, 1999. On June 5, 2000, 591519 changed its name to AudioMonster Online, Inc. Audiomonster and 591519 are collectively referred to as the "Company". All significant inter-company accounts and transactions have been eliminated in consolidation. The Company's fiscal year end is March 31.

           The Company conducts its operations from offices located in Vancouver, Canada.

           Effective May 12, 2000, Audiomonster acquired all of the issued and outstanding common stock of 591519. As a result of this transaction, 591519's former shareholder obtained control of Audiomonster, a shell corporation with no operations. For accounting purposes, this acquisition has been treated as a recapitalization of 591519.

           The financial statements presented include only the accounts of 591519 from its inception (August 30, 1999) through June 30, 2000 and of Audiomonster from
           May 12, 2000 through June 30, 2000.

           The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no significant source of revenue. This factor raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

           Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

           -Raise additional working capital through private placements. The private placement will be in the form of debt, equity or a convertible debenture.

           -Seek  acquisitions  for the company.   Acquisitions
           will be operating companies in the entertainment, e-commerce, internet or electronic industries.

           -Commence operations as described below.

                              - 5 -

                    AudioMonster Online, Inc.
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000



 NOTE 1 - DESCRIPTION  OF  BUSINESS AND SUMMARY OF  SIGNIFICANT
           ACCOUNTING POLICIES (Continued)

 Unaudited Financial Information
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of June 30, 2000 and the results of its operations and cash flows for the three months ended June 30, 2000. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

 Nature of Operations
           The Company is currently a development-stage company under the provisions of the Financial Accounting
           Standards  Board  ("FASB")  Statement  of  Financial
           Accounting Standards ("SFAS") NO. 7.

The Company is creating licensable technology including e-commerce components and content management systems for the Internet music industry. The Company is also building an audio advertising and music distribution network.

 Use of Estimates
           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

 Property and Equipment
           Property and equipment is stated at cost and are depreciated using the straight-line method over their estimated useful lives.


                                         Useful Life
Furniture and equipment          7 years
         Computer    software    and       3 years
         hardware

           Maintenance and repairs are charged to expense as incurred.
                              - 6 -

                    AudioMonster Online, Inc.
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2000



 NOTE 1 - DESCRIPTION  OF  BUSINESS AND SUMMARY OF  SIGNIFICANT
           ACCOUNTING POLICIES (Continued)

           Concentration of Credit Risk
           The  Company places its cash in what it believes  to
           be  credit-worthy financial institutions.   However,
           cash balances may exceed FDIC insured levels at various times during the year.

           Fair Value of Financial Instruments
           The carrying value of cash and cash equivalents, receivables, loans receivable and accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments. The carrying value of convertible notes payable approximates fair value as the instruments were issued currently at market rates.

           Long-lived Assets
           Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

           Licenses
           Costs   to   acquire  licenses  are   capitalized   as
           incurred.   These costs will be amortized as royalties
           are paid in accordance with the license terms.

           Income Taxes
           Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

           Translation of Foreign Currency
The Company translates the foreign currency financial statements of its Canadian subsidiary in accordance with the requirements of SFAS No. 52, "Foreign Currency Translation". Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statement of operations.

                    AudioMonster Online, Inc.
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000

 NOTE 1 - DESCRIPTION  OF  BUSINESS AND SUMMARY OF  SIGNIFICANT
           ACCOUNTING POLICIES (Continued)

           Earnings Per Share
           The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. The Company has no securities that would effect loss per share if they were to be dilutive.

           Comprehensive Income
           SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities.

NOTE 2 - CORPORATE REORGANIZATION AND MERGER

           On May 12, 2000, Audiomonster, a public shell, and 591519 executed an Acquisition Agreement (the "Agreement") that provided that Audiomonster would acquire all of the issued and outstanding common stock of 591519. In connection with the transaction, the sole shareholder of 591519 received 2,000,000 shares of Audiomonster common stock for its 1 share of 591519.

           As a result of this transaction, the former shareholder of 591519 acquired or exercised control over Audiomonster. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of 591519 and, therefore, these financial statements represent a continuation of the accounting acquirer, 591519, not Audiomonster, the legal acquirer.


           In accounting for this transaction:



           i) 591519 is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values;



           ii) Control of the net assets and business of Audiomonster was acquired effective May 12, 2000 (the "Effective Date"). This transaction has been accounted for as a purchase of the assets and liabilities of Audiomonster by 591519. At the effective date Audiomonster had no assets or liabilities.

                    AudioMonster Online, Inc.
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2000




NOTE 2 - CORPORATE REORGANIZATION AND MERGER (Continued)


           iii) The consolidated statements of operations and cash flows include 591519's results of operations and cash flows from August 30, 1999 (date of inception) and Audiomonster's results of operations from the Effective Date.

NOTE 3 -PROPERTY AND EQUIPMENT

          Property and equipment is summarized as follows:

                                        June 30,      March 31,
                                          2000      2000

         Computer     Equipment     &       $4,462         $2,415
         Software
         Furniture and Fixtures              2,944          2,944

                                             7,406          5,359
         Less:            Accumulated          370              -
         Depreciation

                                            $7,036         $5,359

          Depreciation  expense for the period  ended  March  31,
         2000  was  $-0- and for the period ended June  30,  2000
         was $370.

NOTE 4 - CONVERTIBLE NOTES

          During the period ended March 31, 2000, the Company sold an aggregate of $655,000 of its 8% Convertible Notes (the "Notes"), due at the second anniversary date of issuance, pursuant to Regulation S under the Securities Act.

          The holder of the notes has the full right to convert its Notes, in whole or in part, into shares of Common Stock at a conversion price equal to the lesser of (1) $.50 or (2) 70% of the lowest average bid price of the Common Stock for the five trading days immediately preceding a notice of conversion provided, however, that in no event shall the Holder be entitled to convert  any  portion of the Notes  in  excess  of  that
         portion of the Notes upon conversion of which the sum of (1) the number of shares of Common Stock beneficially owned by the Holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Notes and (2) the number of shares issuable upon the conversion of the portion of the Notes with respect to which the determination of this proviso is being made, would result in beneficial ownership by the Holder and its affiliates of more than 20% of the outstanding Shares.

          On June 8, 2000, the Company sold an aggregate of $1,000,000 of its 8% Convertible Notes (the "June
         Notes"), due June 8, 2002.

                    AudioMonster Online, Inc.
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2000
NOTE 4 - CONVERTIBLE NOTES (Continued)

          The holder of the June Notes has the full right to convert its Notes, in whole or in part, into shares of Common Stock at a conversion price equal to the lesser of (1) $10.44 or (2) 70% of the lowest average bid price of the Common Stock for the five trading days immediately preceding a notice of conversion provided, however, that in no event shall the Holder be entitled to convert any portion of the Notes in excess of that portion of the Notes upon conversion of which the sum of (1) the number of shares of Common Stock beneficially owned by the Holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Notes and (2) the number of shares issuable upon the conversion of the portion of the Notes with respect to which the determination of this proviso is being made, would result in beneficial ownership by the Holder and its affiliates of more than 20% of the outstanding Shares.

          Due to the fact that the June Notes contain a beneficial conversion feature, the Company has recorded additional interest expense of $159,668 during the three month period ended June 30,2000, with a corresponding credit to additional paid in capital.

          Long-term debt matures as follows:


                                  Amounts
             Year ended
              ---------      --------
                                 -
         March 31, 2002           $   655,000
         March 31, 2003             1,150,000

NOTE 5 - LICENSE

          On December 21, 1999, the Company acquired a license for ten specified audio tracks of an artist named Art Bergmann ("the artist"). The Company has the exclusive right to distribute these audio tracks worldwide in any format. The license remains exclusive until December 31, 2004, after which it will convert to nonexclusive on a worldwide basis.

          The Company has agreed to pay the artist royalties of 20% of the net proceeds that the Company receives from its commerce activities related to the sales and marketing of the audio tracks. A non-refundable advance of CDN $1,000 (US $688) was paid to acquire the license and charged to expense.

NOTE 6 -FOREIGN OPERATIONS
          Substantially  all  of  the Company's  operations  take
         place  throughout  Canada,  and  the  majority  of   its
         identifiable assets are in Canada.

                    AudioMonster Online, Inc.
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2000



NOTE 7 - INVESTMENT

          At March 31, 2000, marketable investments classified as trading securities were comprised of the following:

         Common Stock:
         Market Value                        $
                                        75,310
         Cost                                    44,434
         Gross unrealized gain               $   30,876

          The  unrealized  gain from trading securities  for  the
         period  ending March 31, 2000 is $30,876.   This  amount
         is   included   in   Other  Income  (Expense)   in   the
         accompanying statement of operations.

          During the three month period ended June 30, 2000, the Company sold its trading securities, resulting in a realized loss for the period of $26,075.

NOTE 8 -RELATED PARTY TRANSACTIONS

     a) The Company has signed an agreement with a company owned by its President to pay management fees of CDN
         $5,000  per  month.  The agreement commenced on  January
         1, 2000 and expires on December 31, 2004.

         The agreement provides that if the Company becomes a publicly-traded company or establishes a fiscal quarter with gross revenue of CDN $250,000 or greater, the monthly management fee will increase to CDN $8,000.

     b) The Company has signed lease agreements with its President to pay CDN $1 annually for the lease of each of the domain names, AudioMonster.com and DoubleListen.com. The agreements expire January 31, 2000 and December 13, 2001, respectively. The parties expect to extend the lease on the AudioMonster.com domain name.

NOTE 9 - DEPOSIT ON ACQUISTION

         The Company has made deposits on a proposed acquisition to acquire 100% of another entity. At June 30, the deposits aggregate $600,000. The Company defaulted on making its July deposit payment and forfeited the total $600,000 paid. This amount will be charged to expense in July 2000.
                             - 11 -
                    AudioMonster Online, Inc.
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2000



NOTE 10 -GOING CONCERN

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2000, the Company has incurred operating losses from inception and has no established source of revenue. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital. The Company has been acquired by a publicly-traded company. The new parent is anticipating raising funds through equity offerings to fund the Company's operations. There can be no assurances that sufficient funds will be available on terms acceptable to the parent or at all. If the company is unable to obtain such funds, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial condition and results of operations.

NOTE 11 - SUBSEQUENT EVENTS

          Subsequent to June 30, 2000:

         - The acquisition agreement described in Note 9 was terminated due to a default by the Company in making scheduled payments and the deposits were forfeited.

         -    The   Company  issued  2,000,000  shares  of  stock
         pursuant to consulting agreements.
                             - 12 -

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  PLAN   OF
          OPERATIONS

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

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with the financial statements of the Company and related notes included elsewhere in this Report and in the Company's Current Report on Form 8-K for the period from inception (August 30, 1999) to June 30, 2000. All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. Generally, the words "anticipate," "believe," "estimate," "expects," and similar expressions as they relate to the Company and/or its management, are intended to identify forward looking statements. Among the factors that could cause actual results to differ materially could be the inability of the Company to obtain additional financing to meet its capital requirements, needs and general business and economic conditions as well as technological developments.

OVERVIEW

The Company has a limited history of operations and no history of profitability. It was incorporated as Professional Mining Consultants, Inc. on August 28, 1995. The Company was originally organized for the purpose of setting up a Mining Consultant and Engineering office in Las Vegas, Nevada. The objective was to pursue consulting and management contracts with startup and small mining companies who are seeking professional and management expertise. The Company was to focus on and specialized in developing strategies, extraction and process technology, management and engineering for both open pit and placer gold, silver and platinum mining operations.

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

On May 12, 2000, the Company's predecessor, Professional Mining Consultants, Inc. ("PFMC"), approved the Exchange Agreement between itself and a company then-known as 591519 BC Ltd. (dba AudioMonster Online). Under the terms of the Agreement, the Company exchanged 2,000,000 shares of its common stock for all of the shares of capital stock of 591519 BC Ltd. PFMC was the legal acquirer. Upon completion of the Exchange Agreement, PFMC changed its name to AudioMonster Online, Inc. For accounting purposes, this acquisition has been treated as a recapitalization of 591519 BC Ltd. (dba AudioMonster Online).

As a result of the merger the Company is now in the development stage and is engaged in the business of providing Internet and traditional music label services. The company is also actively seeking acquisition opportunities in the Internet and audio market spaces.

On  May  15, 2000, moved its principal place of business to  200-
1311 Howe St., Vancouver, B.C. Canada V6Z 2P3.

On June 5, 2000, 591519 BC Ltd. changed its name to AudioMonster Online, Inc. As a result two corporations exist with the name AudioMonster Online Inc. in both Nevada and British Columbia with the British Columbia company as a subsidiary of the Nevada company.

On June 20, 2000 the Company entered a share purchase agreement with Asset Mix Investments Limited ("AMIL") to acquire 100% of the outstanding shares of ADS Technologies Inc. and paid non refundable deposits totaling USD $600,000 pursuant to the share purchase agreement. Subsequently, on July 15, 2000 the Company missed a payment pursuant to the payment schedule and AMIL elected to terminate the share purchase agreement on July 17, 2000.

As of June 30, 2000 the Company had a total accumulated deficit of $931,119.

See Notes to the Financial Statements for a description of the Company's significant accounting policies.

RESULTS OF OPERATIONS

The Company was not operating prior to June 30, 1999, and had only incurred minimal start-up expenses as of that date. Therefore, comparing the results of operations for the current year to comparable periods in the preceding year would not be meaningful. For the three months ended June 30, 2000, net revenues were $2,407 and net loss was $705,971.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had a cash balance of $358,952 up from a total of $323,650 of cash at March 31, 2000. The Company's total accumulated deficit also rose from the March 31, 2000 year-end balance of $225,148,137 to $931,119 at June 30,
2000.

The $1,655,000 included in long-term debt is represented by seven convertible notes which bear interest at a rate of 8% per annum. The convertible notes mature at various dates between January 28, 2002 to June 8, 2002. $655,000 of the notes can be converted into common stock at the lesser of $0.50 or a discount of 30% from the lowest average bid price during any of the five days prior to the notice to convert any portion of the notes. The remaining $1,000,000 note can be converted equal to the lesser of the bid price at the close of business on June 8, 2000, or a discount of 30% from the lowest average bid price during any five days prior to the notice to convert any portion of the note. These funds are the origin of the Company's cash at June 30, 2000.

The Company believes its cash on hand and cash from operations will be sufficient to maintain its present level of development efforts over the next 12 months, after consideration is given to the reduction in operating expenses due to certain non-recurring expenses related to the merger in May, 2000. However, our projections of future cash needs and cash flows may differ from actual results. The Company is presently contemplating a private placement of equity securities to facilitate funding of its development efforts at an accelerated pace and to fund possible future acquisitions. The sale of additional equity securities or convertible debt could result in additional dilution to our stockholders. We can give you no assurance that we will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financings, or that if available, we will be able to obtain such funds on favorable terms and conditions. We currently have no definitive arrangements with respect to additional financing.

YEAR 2000 DISCLOSURE

We do not anticipate any problem in dealing with computer entries in the year 2000 or thereafter, with any computers currently used at any of its facilities. All of our computer systems are new and have been Year 2000 compliant since their acquisition. We keep current with all updates and revisions with all software we currently use. It is anticipated that the software updates reflect required revisions to accommodate transactions in the Year 2000 and thereafter.

In addition, most of the purchases on our web site are expected to be made with credit cards, and our operations may be adversely affected to the extent its customers are unable to use their credit cards due to any Year 2000 issues that are not rectified by their credit card vendors. In a worst case scenario, if our customers' computer systems or that of suppliers and vendors do not contain the necessary software updates to be Year 2000 compliant, a multitude of problems could occur which may include, among others, lost orders, merchandise not shipped or shipped to incorrect addresses and credit card purchases incorrectly credited or debited. As a result, we could lose customers, clients, and credibility, which could have a material adverse effect on our business and our financial condition. Such problems could occur with Sound Delivery, our supplier of music CDs, cassettes and other related products. With all expected dates for problems now past and the fact that no interruptions or improper recording of transactions have occurred that the period for concern has passed. We do not have, nor do we intend to create, a contingency plan to handle such an event.

We  have  concluded,  based on our review of our  operations  and computer systems and those of our major suppliers and distributors have not had any problems associated with the Year 2000 issue. However, we cannot guarantee that such problems will not arise in the future.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

a) The exhibit consisting of the Company's Articles of Incorporation is attached to the Company's amended Form 10-SB, filed on February 28, 2000. This exhibit are incorporated by reference to that Form.

b) The exhibit consisting of the Company's Bylaws is attached to the Company's amended Form 10-SB, filed on February 28, 2000. This exhibit is incorporated by reference to that Form.

c)   Reports on Form 8-K:

  On May 22, 2000, the Company filed a Form 8-K to announce the Exchange Agreement between itself and Audio entered into on May 12, 2000. Under the terms of the Agreement, the Company exchanged 2,000,000 shares of its common stock for all of the shares of capital stock of Audio. The Company was the acquiring company and changed its name to AudioMonster Online, Inc. On July 27, 2000, the Company filed a subsequent amended Form 8-K to include the financials of the acquired company (Audio).

27   Financial Data Schedule

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           AudioMonster Online, Inc.



                           By: /S/ Greg Corcoran
                              Greg Corcoran,
                              President/Secretary/Treasurer



                           Date: August 21, 2000