Form 10QSB
period 2000-09-30
AUDIOMONSTER ONLINE INC
filed 2000-11-20
CIK 1003933

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM 10-QSB
    QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT
                          REPORTING REQUIREMENTS

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

[   ]  TRANSITION  REPORT PURSUANT TO SECTION 13 15(d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________________to ___________________

                     Commission File Number: 000-24595






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

There are 13,945,000 shares of common stock issued and outstanding as of September 30, 2000.

                      PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Unaudited  financial statements for the quarter  ended  September
            30, 2000.
                         AudioMonster Online, Inc.
                       (A DEVELOPMENT-STAGE COMPANY)
                               BALANCE SHEET

                                           September 30,     March 31,
   ASSETS                                    2000                2000
CURRENT ASSETS (Unaudited)
Cash and cash equivalents                       $   59,744        $  323,650
Receivables                                         44,767             5,024
Loan receivable                                    130,284            29,794
Investment in trading securities                         -            75,310
                                                ----------        ----------
     Total current assets                          234,795           433,778

Deposit on acquisition                             250,000                 -
Property and equipment, at cost, net of
 accumulated depreciation of $1,032 and $-           6,804             5,359
0-
                                                ----------        ----------
     TOTAL ASSETS                               $  491,599        $  439,137
                                                ==========        ==========

   LIABILITIES AND STOCKHOLDERS'
(DEFICIT)
CURRENT LIABILITIES
    Accounts payable and accrued expenses       $   26,057            $9,997
    Over subscription of offering                   16,750                 -
                                                ----------        ----------
    Total current liabilities                       42,807             9,997

Long-term convertible notes                      1,655,000           655,000
                                                ----------        ----------
     Total liabilities                           1,697,807           664,997
                                                ----------        ----------
Commitments and contingencies                            -                 -

STOCKHOLDERS' (DEFICIT)
    Common Stock - $.001 par value;
     50,000,000 shares authorized,
     13,945,000 and 2,000,000
     shares issued and outstanding                  13,945             2,000

    Additional paid in capital                   2,079,303           (2,000)

    Deficit accumulated during the
     development stage                         (3,307,631)

    Cumulative foreign currency
      translation adjustment                         8,175             (712)
                                                ----------        ----------

     Total stockholders' (deficit)             (1,206,208)         (225,860)
                                                ----------        ----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' (DEFICIT)                   $  491,599        $  439,137
                                                ==========        ==========

The accompanying notes are an integral part of these financial statements.

                               - 1 -
                         AudioMonster Online, Inc.
                       (A DEVELOPMENT-STAGE COMPANY)
                          STATEMENT OF OPERATIONS
                                (UNAUDITED)

                                        Three Months   August 30, 1999
                                        Ended          (Inception) to
                                        September 30,  September 30,
                                        2000           2000

Sales                                            $288            $2,676
Cost of sales                                   2,501             3,588
                                          -----------        ----------
Gross profit (loss)                           (2,213)             (912)
General and administrative expense          2,293,173         3,063,696
                                          -----------        ----------
Loss   from  operations  before  other
income
 (expense) and income taxes               (2,295,386)       (3,064,608)
Interest income                                 4,575            21,176
Interest expense                             (82,389)         (269,000)
Gain (loss) on trading securities                 (-)             4,801
                                         ------------       -----------
Loss before income taxes                  (2,373,200)       (3,307,631)
Income tax expense                                  -                 -
                                         ------------       -----------
Net loss                                 $(2,373,200)       $(3,307631)
                                         ============       ===========
NET LOSS PER COMMON SHARE
   Basic and diluted                          $(0.20)           $(0.00)
                                         ============       ===========
COMMON SHARES

   Basic and diluted                       11,846,667                 -
                                         ============       ===========
















The accompanying notes are an integral part of these financial statements.

                                   - 2 -
                         AudioMonster Online, Inc.
                       (A DEVELOPMENT-STAGE COMPANY)
                          STATEMENT OF OPERATIONS
                                (UNAUDITED)

                                    Six Months         August 30, 1999
                                    Ended              (Inception) to
                                    September 30,      September 30,
                                    2000                2000

Sales                                           $2,676            $2,676
Cost of sales                                    3,588             3,588
                                          ------------      ------------
Gross profit (loss)                              (912)             (912)
General and administrative expense           2,813,569         3,063,696
                                          ------------      ------------
Loss  from operations before  other
income
 (expense) and income taxes                (2,814,481)       (3,064,608)
Interest income                                 18,339            21,176
Interest expense                             (260,267)         (269,000)
Gain (loss) on trading securities             (26,075)             4,801
                                          ------------      ------------
Loss before income taxes                   (3,082,484)       (3,307,631)
Income tax expense                                   -                 -
                                          ------------      ------------
Net loss                                  $(3,082,484)      $(3,307,631)
                                          ============      ============
NET LOSS PER COMMON SHARE
   Basic and diluted                           $(0.00)           $(0.00)
                                          ============      ============
COMMON SHARES

   Basic and diluted                        11,846,667                 -
                                          ============      ============















The accompanying notes are an integral part of these financial statements.

                                   - 3 -
                         AudioMonster Online, Inc.
                       (A DEVELOPMENT-STAGE COMPANY)
                          STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                                  Six Months       August 30, 1999
                                                  Ended            (Inception) to
                                                  September 30,    September 30,
                                                  2000            2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $(3,082,484)    $(3,307,631)
   Adjustments to reconcile net loss to net cash
used
    by operating activities:
   Gain (loss) on securities                             26,075         (4,801)
   Depreciation                                           1,032           1,032
   Issuance of common stock for services              1,783,675       1,783,675
   Non cash interest expense                            239,502         239,502
   Changes in certain assets and liabilities:

     Increase in receivables                           (39,744)        (44,769)
     Increase in loan receivable                      (100,489)       (130,283)
      Increase  in accounts payable and  accrued         16,060          26,057
expense
                                                    -----------     -----------
Net cash used by operating activities               (1,156,373)     (1,437,218)
                                                    -----------     -----------
CASH FLOWS FROM INVESTMENT ACTIVITIES:

   Purchases of fixed assets                          (250,000)       (250,000)

   Deposit on acquisition                               (2,476)         (7,835)

   Investment in trading securities                    (44,434)
   Sale of trading securities                            49,235          49,235
                                                    -----------     -----------
Net cash used by investment activities                (203,241)       (253,034)
                                                    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceed from issuance of stock                        86,821          86,821
   Proceeds from notes payable                        1,000,000       1,655,000
                                                    -----------     -----------
Net cash provided from financing activities           1,086,821       1,741,821

EFFECTS OF EXCHANGE RATE
CHANGES ON CASH                                           8,887           8,175
                                                    -----------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS             (263,906)          59,744

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD         323,650               -
                                                    -----------     -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD               $59,744         $59,744
                                                    ===========     ===========

Supplemental Cash Flow Information:
 During the three month and initial periods ended June 30, 2000, the Company paid no cash for interest or income taxes.

Non-cash Financial Activities:
  Interest expense attributable to a beneficial conversion feature of the debentures totaled $239,502.

 On June 14, 2000, 25,000 shares of common stock, valued at $346,075, were issued for legal services provided to the Company.

 On   August  17,  2000,  2,000,000  shares  of  common  stock,  valued  at
 $1,437,600, were issued for services provided to the Company.


  $500,000 of proceeds from notes payable were paid directly to the seller as a deposit for an acquisition.

The accompanying notes are an integral part of these financial statements.

                                   - 4 -
                            AudioMonster Online, Inc.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                      Deficit
                                                                   Accumulated    Foreign
                                                       Additional      During       Currency
                                 Common  Stock          Paid-in     Development  Translation
                              Shares        Amount      Capital        Stage      Adjustment      Total

Balance, August 30, 1999              -            $-           $-            $ -            $-             $-

Issuance of founders
shares,
August 30, 1999               2,000,000         2,000      (2,000)              -             -              -

Foreign currency
translation adjustment                -             -            -              -         (712)          (712)

Net loss                              -             -            -      (225,148)             -      (225,148)
                             ----------    ----------   ----------    -----------   -----------   ------------
                                                                            -
Balance, March 31, 2000       2,000,000         2,000      (2,000)      (225,148)         (712)      (225,860)

Acquisition of public
shell
corporation, May 12, 2000     9,780,000         9,780      (9,780)              -             -              -

Additional paid in capital
attributable to beneficial
conversion feature of                 -             -      239,502              -             -        239,502
debentures

Issuance of shares for
services, June 14, 2000          25,000            25      346,050              -             -        346,075

Issuance of shares for
services, August 17, 2000     2,000,000         2,000    1,435,600              -             -      1,437,600

Shares sold under
Reg. S offering                 173,500           174       86,647              -             -         86,821

Refund of over-                (33,500)          (34)     (16,717)              -             -       (16,750)
subscription

Foreign currency
translation adjustment                -             -            -              -         8,887          8,887

Net loss                              -             -            -    (3,082,483)             -    (3,082,483)
                             ----------    ----------   ----------    -----------   -----------   ------------
Balance, September 30,
2000                         13,945,000       $13,945   $2,079,269   $(3,307,632)      $(8,175)   $(1,206,208)
                             ==========    ==========   ==========    ===========   ===========   ============

The accompanying notes are an integral part of these financial statements.

                         AudioMonster Online, Inc.
                        (Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2000



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

           The financial statements presented include only the accounts of 591519 from its inception (August 30, 1999) through September 30, 2000 and of Audiomonster from May 12, 2000 through September 30, 2000.

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

           Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

           i    Raise additional working capital through private placements.
             The private placement will be in the form of debt, equity or a convertible debenture.

	     ii   Seek  acquisitions for the company.  Acquisitions will be
             operating companies in the entertainment, e-commerce, internet or electronic industries.

           iii   Commence operations as described below.

                         AudioMonster Online, Inc.
                       (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2000



 NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Unaudited Financial Information
          In  the  opinion  of  the  Company, the accompanying  unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of September 30, 2000 and the results of its operations and cash flows for the three months ended September 30, 2000. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

     Property and Equipment
           Property and equipment is stated at cost and are depreciated using the straight-line method over their estimated useful lives.
                                           Useful
                                           Life
         Furniture and equipment              7 years
         Computer software and hardware       3 years

         Maintenance and repairs are charged to expense as incurred.

                         AudioMonster Online, Inc.
                       (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2000



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

                         AudioMonster Online, Inc.
                       (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2000



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

                            SEPTEMBER 30, 2000




NOTE 2 -  CORPORATE REORGANIZATION AND MERGER (Continued)


           iii) The consolidated statements of operations and cash flows include 591519's results of operations and cash flows from August 30, 1999 (date of inception) and Audiomonster's results of operations from the Effective Date.

NOTE 3 -  PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:
                                            June 30,         March 31,
                                            2000               2000
         Computer Equipment & Software          $     4,892   $     2,415
         Furniture and Fixtures                       2,944
                                                                    2,944
                                                -----------   -----------
                                                      7,836         5,359
         Less: Accumulated Depreciation               1,032             -
                                                -----------   -----------
                                                $     6,804   $     5,359
                                                ===========   ===========

         Depreciation expense for the period ended March 31, 2000 was $-0-and for the period ended September 30, 2000 was $1,032.

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

                            SEPTEMBER 30, 2000



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

         Due to the fact that the June Notes contain a beneficial conversion feature, the Company has recorded additional interest expense of $239,502 during the three month period ended September 30,2000, with a corresponding credit to additional paid in capital.

         Long-term debt matures as follows:

             Year ended              Amounts
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

         This license was terminated by the Company on September 27, 2000.

NOTE 6 -  FOREIGN OPERATIONS

         Substantially   all  of  the  Company's  operations   take   place
         throughout Canada, and the majority of its identifiable assets are in Canada.

                         AudioMonster Online, Inc.
                       (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2000



NOTE 7 - INVESTMENT

         At March 31, 2000, marketable investments classified as trading securities were comprised of the following:

          Common Stock:
             Market Value                  $   75,310
             Cost                              44,434
                                           ----------
                Gross   unrealized         $   30,876
          gain
                                           ==========
         The unrealized gain from trading securities for the period ending March 31, 2000 is $30,876. This amount is included in Other Income (Expense) in the accompanying statement of operations.

         During the three month period ended September 30, 2000, the Company sold its trading securities, resulting in a realized loss for the period of $26,075.

NOTE 8 -  RELATED PARTY TRANSACTIONS

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

     b) The Company has signed lease agreements with its President to pay CDN $1 annually for the lease of each of the domain names, AudioMonster.com and DoubleListen.com. The agreements expire January 31, 2001 and December 13, 2001, respectively. The parties expect to extend the lease on the AudioMonster.com domain name.

NOTE 9 -  DEPOSIT ON ACQUISTION

         The  Company  has  made  deposits on  a  proposed  acquisition  to acquire 100% of another entity. At June 30, the deposits aggregate $600,000. The Company defaulted on making its July deposit payment and forfeited the total $600,000 paid. This amount is charged to expense for the period ended September 30, 2000.








                                  - 12 -
                         AudioMonster Online, Inc.
                       (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2000



NOTE 10 - GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2000, the Company has incurred operating losses from inception and has no established source of revenue. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital. The Company has been acquired by a publicly-traded company. The new parent is anticipating raising funds through equity offerings to fund the Company's operations. There can be no assurances that sufficient funds will be available on terms acceptable to the parent or at all. If the company is unable to obtain such funds, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial condition and results of operations.

NOTE 11 -     SUBSEQUENT EVENTS

         Subsequent to September 30, 2000:

         - On October 6, 2000, St. George Capital Corporation invoiced the Company for an amount of $251,875 for investment banking fees related to the Lockwave merger. Previously, on May 30, 2000, the Company loaned St. George $150,000. This loan will be used to offset the October 6, 2000 invoice.

         -   On   October  24,  2000,  all  $1,655,000  in  long-term  debt
         represented   by  seven  convertible  notes  were  presented   for
         conversion. The conversion price was agreed to be $0.9668 and will result in additional 1,600,000 common shares being issued in the future.

          - The Company is required to pay a total of $2,750,000 in staged payments to Imojo, Inc. for the Lockwave asset due as follows:

              (i)$500,000 on or before November 4, 2000;
              (ii) $750,000 on or before December 4, 2000;
              (iii)$500,000 on or before January 4, 2001;
              (iv) $500,000 on or before February 4, 2001;
              and (v)  $500,000 on or before March 4, 2001.

          A payment due on a day which is not a day in which banks are open for business in the United States will be due the next business day.









                                  - 13 -

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

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with the financial statements of the Company and related notes included elsewhere in this Report and in the Company's Current Report on Form 8-K for the period from inception to Sep 30, 2000. All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results or other expectations expressed in the Company are forward-looking statements. Generally, the words "anticipate," "believe," "estimate," "expects," "will," and similar expressions as they relate to the Company and/or its management, are intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially could be the inability of the Company to obtain additional financing to meet its capital requirements, needs and general business and economic conditions as well as technological developments.


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

On May 12, 2000 the Company's predecessor, Professional Mining Consultants, Inc. ("PFMC"), approved the Exchange Agreement between itself and a company then known as 591519 BC Ltd. (d.b.a. AudioMonster Online). Under the terms of the Agreement, the Company exchanged 2,000,000 shares of its common stock for all of the shares of capital stock of 591519 BC Ltd. PFMC was the legal acquirer. Upon completion of the Exchange Agreement, PFMC changed its name to AudioMonster Online, Inc. For accounting purposes, this acquisition has been treated as a recapitalization of 591519 BC Ltd. (d.b.a. AudioMonster Online).

On May 15, 2000 the Company moved its principal place of business to 200-1311 Howe St., Vancouver, B.C. Canada V6Z 2P3.

On June 5, 2000 591519 BC Ltd. changed its name to AudioMonster Online, Inc. As a result two corporations exist with the name AudioMonster Online, Inc. in both Nevada and British Columbia with the British Columbia company as a subsidiary of the Nevada company.

On June 20, 2000 the Company entered into share purchase agreement with Asset Mix Investments Limited ("AMIL") to acquire 100% of the outstanding shares of ADS Technologies Inc. and paid non refundable deposits totaling USD $600,000 pursuant to the share purchase agreement.

On July 15, 2000 the Company missed a payment pursuant to the payment schedule and AMIL elected to terminate the share purchase agreement on July 17, 2000. The Company has received a legal opinion that there is very little chance of recovering the deposit amount and has chosen to write down the deposit amount.

On September 25, 2000 the Company through its wholly owned subsidiary AMOL Inc. (Delaware) entered into an agreement and plan of merger with Lockwave, Inc. a Delaware corporation. AudioMonster Online Inc. will pay total consideration of $3,000,000 of which $250,000 has been paid and an aggregate of 4,500,000 shares of AudioMonster common stock will be issued to Imojo, Inc.

On September 25, 2000 on the closing of the Lockwave agreement and plan of merger, Paul Steo became a director of the Company.

On September 27, 2000 the Company terminated all licenses with its artist under contract. The company has chosen to write down all advances paid to the artists and remaining inventory of CD audio disks which was provided at no cost to the artists as compensation for the Company not fulfilling its license agreements.

On September 27, 2000 the Company abandoned its AudioMonster online music business plan and decided to focus all resources on completion of the Lockwave merger.

As of September 30, 2000 the Company had a total accumulated deficit of $3,307,631.

Subsequently, on October 6, 2000 St. George Capital Corporation invoiced the Company for an amount of $251,875 for investment banking fees related to the Lockwave merger. Previously, on May 30, 2000 the Company loaned St. George $150,000. This loan will be used to offset the October 6, 2000 invoice.

Subsequently, on October 24, 2000 all $1,655,000 in long term debt represented by seven convertible notes were presented for conversion. The conversion price was agreed to be $0.9668 and will result in additional 1,600,000 common shares being issued in the future.

See Notes to the Financial Statements for a description of the Company's significant accounting policies.

RESULTS OF OPERATIONS

The Company was not operating prior to Dec 1, 1999, and had only incurred minimal start-up expenses as of that date. Therefore, comparing the results of operations for the current year to comparable periods in the preceding year would not be meaningful. For the three months ended Sep 30, 2000, net revenues were $288 and net loss was $2,373,200.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had a cash balance of $59,744 down from a total of $358,952 of cash at June 30, 2000. The Company's total accumulated deficit also rose from the June 30, 2000 balance of $931,119 to $3,307,361 at September 30, 2000.

The $1,655,000 included in long-term debt is represented by seven convertible notes, which bear interest at a rate of 8% per annum. The convertible notes mature at various dates between January 28, 2002 to June 8, 2002. $655,000 of the notes can be converted into common stock at the lesser of $0.50 or a discount of 30% from the lowest average bid price during any of the five days prior to the notice to convert any portion of the notes. The remaining $1,000,000 note can be converted equal to the lesser of the bid price at the close of business on June 8, 2000, or a discount of 30% from the lowest average bid price during any five days prior to the notice to convert any portion of the note.

On September 25, 2000 the company completed a Regulation S offering which raised proceeds of $70,000 via the issuance of 140,000 Regulation S shares offered to 13 Canadian investors.

The Company states that its cash on hand and cash from operations is not sufficient to complete the Lockwave merger and fund the development of Lockwave.com web site. The Company is presently contemplating a private placement of equity securities to facilitate funding of its merger and development efforts. The sale of additional equity securities or convertible debt will result in additional dilution to our stockholders. The Company can give no assurance that it will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financing, or that if available, the Company will be able to obtain such funds on favorable terms and conditions. If the Company cannot secure additional funds it will not be able to continue as a going concern. The Company currently has no definitive arrangements with respect to additional financing.

Subsequently on October 24, all $1,655,000 in long term debt represented by seven convertible notes were presented for conversion. The conversion price was agreed to be $0.9668 and will result in additional 1,600,000 common shares being issued in the future.

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

                      Current Developments

On September 19, 2000, the Company incorporated a wholly-owned subsidiary named AMOL Inc. in Delaware., which entered into an an Agreement and Plan of Merger with Lockwave, Inc., a Delaware corporation on September 25, 2000. Under the terms of the agreement, the Company will issue 4,500,000 shares of its common stock to Imojo, Inc., the sole shareholder of Lockwave, Inc.

On September 25, 2000, the Board of Directors appointed Paul Steo as a member of the Board of Directors, effective immediately.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

2    Merger Agreement between AMOL, the Company's subsidiary, and
Lockwave, Inc.

3.1   The  exhibit  consisting  of  the  Company's  Articles   of
Incorporation is attached to the Company's amended Form 10-SB, filed on February 28, 2000. This exhibit are incorporated by reference to that Form.

3.2 The exhibit consisting of the Company's Bylaws is attached to the Company's amended Form 10-SB, filed on February 28, 2000.
This exhibit is incorporated by reference to that Form.

21   Subsidiaries

     AMOL, Inc. - Incorporated in Delaware

27   Financial Data Schedule

Reports on Form 8-K:

On October 10, 2000, the Company filed a Form 8-K to announce that the the Company incorporated a wholly-owned subsidiary named AMOL Inc. in Delaware., which entered into an an Agreement and Plan of Merger with Lockwave, Inc., a Delaware corporation on September 25, 2000.

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



                           Date: November 20, 2000