Form 10QSB/A
period 2000-09-30
AUDIOMONSTER ONLINE INC
filed 2000-12-11
CIK 1003933

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                               FORM 10-QSB/A
    QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT
                          REPORTING REQUIREMENTS

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
                       (A DEVELOPMENT-STAGE COMPANY)
                               BALANCE SHEET

                                           September 30,     March 31,
   ASSETS                                    2000                2000
CURRENT ASSETS (Unaudited)
Cash and cash equivalents                       $   59,744        $  323,650
Receivables                                         44,767             5,024
Loan receivable                                    130,284            29,794
Investment in trading securities                         -            75,310
                                                ----------         ---------
     Total current assets                          234,795           433,778

Deposit on acquisition                             250,000                 -
Property and equipment, at cost, net of
 accumulated depreciation of $1,032 and $-           6,804             5,359
0-
                                                ----------         ---------
     TOTAL ASSETS                               $  491,599        $  439,137
                                                ==========        ==========

   LIABILITIES AND STOCKHOLDERS'
(DEFICIT)
CURRENT LIABILITIES
    Accounts payable and accrued expenses       $   26,057            $9,997
    Over subscription of offering                   16,750                 -
                                                ----------         ---------
    Total current liabilities                       42,807             9,997

Long-term convertible notes                      1,655,000           655,000
                                                ----------         ---------
     Total liabilities                           1,697,807           664,997
                                                ----------         ---------
Commitments and contingencies                            -                 -

STOCKHOLDERS' (DEFICIT)
    Common Stock - $.001 par value;
     50,000,000 shares authorized,
     13,945,000 and 2,000,000
     shares issued and outstanding                  13,945             2,000

    Additional paid in capital                   2,704,103           (2,000)

    Deficit accumulated during the
     development stage                         (3,932,431)         (225,148)

    Cumulative foreign currency
      translation adjustment                         8,175             (712)
                                                ----------         ---------

     Total stockholders' (deficit)             (1,206,208)         (225,860)
                                               -----------         ---------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' (DEFICIT)                   $  491,599        $  439,137
                                                ==========        ==========

The accompanying notes are an integral part of these financial statements.

                               - 1 -
                         AudioMonster Online, Inc.
                       (A DEVELOPMENT-STAGE COMPANY)
                          STATEMENT OF OPERATIONS
                                (UNAUDITED)

                                        Three Months   August 30, 1999
                                        Ended          (Inception) to
                                        September 30,  September 30,
                                        2000           2000

Sales                                            $288            $2,676
Cost of sales                                   2,501             3,588
                                          -----------        ----------
Gross profit (loss)                           (2,213)             (912)
General and administrative expense          2,917,973         3,688,496
                                          -----------        ----------
Loss   from  operations  before  other
income
 (expense) and income taxes               (2,290,186)       (3,689,408)
Interest income                                 4,575            21,176
Interest expense                             (82,389)         (269,000)
Gain (loss) on trading securities                   -             4,801
                                         ------------       -----------
Loss before income taxes                  (2,998,000)       (3,932,431)
Income tax expense                                  -                 -
                                         ------------       -----------
Net loss                                 $(2,998,000)      $(3,932,431)
                                         ============       ===========
NET LOSS PER COMMON SHARE
   Basic and diluted                          $(0.25)           $(0.88)
                                         ============       ===========
COMMON SHARES

   Basic and diluted                       11,988,511         4,450,209
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

                                   - 2 -
                         AudioMonster Online, Inc.
                       (A DEVELOPMENT-STAGE COMPANY)
                          STATEMENT OF OPERATIONS
                                (UNAUDITED)

                                    Six Months         August 30, 1999
                                    Ended              (Inception) to
                                    September 30,      September 30,
                                    2000                2000

Sales                                           $2,676            $2,676
Cost of sales                                    3,588             3,588
                                          ------------      ------------
Gross profit (loss)                              (912)             (912)
General and administrative expense           3,438,369         3,688,496
                                          ------------      ------------
Loss  from operations before  other
income
 (expense) and income taxes                (3,439,281)       (3,689,408)
Interest income                                 18,339            21,176
Interest expense                             (260,267)         (269,000)
Gain (loss) on trading securities             (26,075)             4,801
                                          ------------      ------------
Loss before income taxes                   (3,707,284)       (3,932,431)
Income tax expense                                   -                 -
                                          ------------      ------------
Net loss                                  $(3,707,284)      $(3,932,431)
                                          ============      ============
NET LOSS PER COMMON SHARE
   Basic and diluted                           $(0.31)           $(0.88)
                                          ============      ============
COMMON SHARES

   Basic and diluted                        11,988,511         4,450,209
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

                                   - 3 -
                         AudioMonster Online, Inc.
                       (A DEVELOPMENT-STAGE COMPANY)
                          STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                                  Six Months     August 30, 1999
                                                  Ended          (Inception) to
                                                  September 30,  September 30,
                                                  2000            2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $(3,707,284)    $(3,932,431)
   Adjustments to reconcile net loss to net cash
used
    by operating activities:
   Gain (loss) on securities                             26,075         (4,801)
   Depreciation                                           1,032           1,032
   Issuance of common stock for services              2,408,475       2,408,475
   Non cash interest expense                            239,502         239,502
   Changes in certain assets and liabilities:

     Increase in receivables                           (39,744)        (44,769)
     Increase in loan receivable                      (100,489)       (130,283)
      Increase  in accounts payable and  accrued         16,060          26,057
expense
                                                    -----------     -----------
Net cash used by operating activities               (1,156,373)     (1,437,218)
                                                    -----------     -----------
CASH FLOWS FROM INVESTMENT ACTIVITIES:
   Purchases of fixed assets                          (250,000)       (250,000)
   Deposit on acquisition                               (2,476)         (7,835)
   Investment in trading securities                                    (44,434)
   Sale of trading securities                            49,235          49,235
                                                    -----------     -----------
Net cash used by investment activities                (203,241)       (253,034)
                                                    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceed from issuance of stock                        86,821          86,821
   Proceeds from notes payable                        1,000,000       1,655,000
                                                    -----------     -----------
Net cash provided from financing activities           1,086,821       1,741,821

EFFECTS OF EXCHANGE RATE
CHANGES ON CASH                                           8,887           8,175
                                                    -----------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS             (263,906)          59,744

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD         323,650               -
                                                    -----------     -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD               $59,744         $59,744
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

                                   - 4 -
                            AudioMonster Online, Inc.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                      Deficit
                                                                   Accumulated    Foreign
                                                       Additional      During       Currency
                                 Common  Stock          Paid-in     Development  Translation
                              Shares        Amount      Capital        Stage      Adjustment      Total

Balance, August 30, 1999              -            $-           $-            $ -            $-             $-

Issuance of founders
shares,
August 30, 1999               2,000,000         2,000      (2,000)              -             -              -

Foreign currency
translation adjustment                -             -            -              -         (712)          (712)

Net loss                              -             -            -      (225,148)             -      (225,148)
                             ----------    ----------   ----------    -----------   -----------   ------------
                                                                            -
Balance, March 31, 2000       2,000,000         2,000      (2,000)      (225,148)         (712)      (225,860)

Acquisition of public
shell
corporation, May 12, 2000     9,780,000         9,780      (9,780)              -             -              -

Additional paid in capital
attributable to beneficial
conversion feature of                 -             -      239,502              -             -        239,502
debentures

Issuance of shares for
services, June 14, 2000          25,000            25      346,050              -             -        346,075

Issuance of shares for
services, August 17, 2000     2,000,000         2,000    2,060,400              -             -      2,062,400

Shares sold under
Reg. S offering                 173,500           174       86,647              -             -         86,821

Refund of over-                (33,500)          (34)     (16,716)              -             -       (16,750)
subscription

Foreign currency
translation adjustment                -             -            -              -         8,887          8,887

Net loss                              -             -            -    (3,707,283)             -    (3,707,283)
                             ----------    ----------   ----------    -----------   -----------   ------------
                                                                            -
Balance, September 30,       13,945,000       $13,945   $2,704,103    $(3,932,431)     $(8,175)   $(1,206,208)
2000
                             ==========    ==========   ==========    ===========   ===========   ============

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

           Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

           * Raise additional working capital through private placements. The private placement will be in the form of debt, equity or a convertible debenture.

           * Seek acquisitions for the company. Acquisitions will be operating companies in the entertainment, e-commerce, internet or electronic industries.

           *    Commence operations as described below.

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

         -   On   October  24,  2000,  all  $1,655,000  in  long-term  debt
         represented   by  seven  convertible  notes  were  presented   for
         conversion. The conversion price was agreed to be $1.034375 and will result in additional 1,655,000 common shares being issued in the future.



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

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with the financial statements of the Company and related notes included elsewhere in this Report and in the Company's Current Report on Form 8-K for the period from inception to SepJune 30, 2000. All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results or other expectations expressed in the Company are forward-looking statements. Generally, the words "anticipate," "believe," "estimate," "expects," "will," and similar expressions as they relate to the Company and/or its management, are intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially could be the inability of the Company to obtain additional financing to meet its capital requirements, needs and general business and economic conditions as well as technological developments.


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

As of September 30, 2000 the Company had a total accumulated deficit of $3,932,431.

Subsequently, on October 6, 2000 St. George Capital Corporation invoiced the Company for an amount of $251,875 for investment banking fees related to the Lockwave merger. Previously, on May 30, 2000 the Company loaned St. George $150,000. This loan will be used to offset the October 6, 2000 invoice.

Subsequently, on October 24, 2000 all $1,655,000 in long term debt represented by seven convertible notes were presented for conversion. The conversion price was agreed to be $1.034375 and will result in additional 1,600,000 common shares being issued in the future.

See Notes to the Financial Statements for a description of the Company's significant accounting policies.

RESULTS OF OPERATIONS

The Company was not operating prior to Dec 1, 1999, and had only incurred minimal start-up expenses as of that date. Therefore, comparing the results of operations for the current year to comparable periods in the preceding year would not be meaningful. For the three months ended Sep 30, 2000, net revenues were $288 and net loss was $2,998,000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had a cash balance of $59,744 down from a total of $358,952 of cash at June 30, 2000. The Company's total accumulated deficit also rose from the June 30, 2000 balance of $931,119 to $3,932,431 at September 30, 2000.

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

On September 25, 2000 the company completed a Regulation S offering which raised proceeds of approximately $69,950 via the issuance of 140,000 Regulation S shares offered to 13 Canadian investors.

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

Subsequently on October 24, all $1,655,000 in long term debt represented by seven convertible notes were presented for conversion. The conversion price was agreed to be $1.034375 and will result in additional 1,600,000 common shares being issued in the future.

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



                           Date: December 11, 2000