Form 10QSB
period 2000-12-31
AUDIOMONSTER ONLINE INC
filed 2001-02-20
CIK 1003933

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                              FORM 10-QSB
  QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT
                        REPORTING REQUIREMENTS

[X]   QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000.

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

47 Mall Drive, Suite 5, Commack, New York 11725
(Address of principal executive offices)

Registrant's telephone number, including area code (604) 691-1765

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and
(2) has been subject to such filing requirements for the past 90 days.
Yes X

There were 20,045,000 shares of common stock issued and outstanding as of December 31, 2000.

                    PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Unaudited financial statements for the quarter ended December
            31, 2000.
                       AudioMonster Online, Inc.
                     (A DEVELOPMENT-STAGE COMPANY)
                             BALANCE SHEET

                                                 December 31,   March 31,
ASSETS                                           2000          2000
CURRENT ASSETS (Unaudited)
  Cash and cash equivalents                            $7,773       $323,650
  Receivables                                          29,594          5,024
  Loan receivable                                      40,067         29,794
  Investment in trading securities                          -         75,310
                                                  -----------      ---------
    Total current assets                               77,434        433,778

  Acquisition                                      13,156,250              -
  Property and equipment, at cost, net of
   accumulated depreciation of $1,032 and $-0-          6,698          5,359
                                                  -----------      ---------
    TOTAL ASSETS                                  $13,240,382       $439,137
                                                  ===========      =========
  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses               $61,113         $9,997
  Payable for acquisition                           2,750,000              -
                                                  -----------      ---------
  Total current liabilities                         2,811,113          9,997

Long-term convertible notes                                 -        655,000
                                                  -----------      ---------
    Total liabilities                               2,811,113        664,997
                                                  -----------      ---------
Commitments and contingencies                               -              -

STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock - $.001 par value; 50,000,000
shares
   authorized, 20,045,000 and 2,000,000 shares
issued
   and outstanding                                     20,095          2,000

  Additional paid in capital                       14,602,108        (2,000)
  Deficit accumulated during the development
   stage                                          (4,188,035)      (225,148)

  Cumulative foreign currency translation
   adjustment                                         (4,849)          (712)
                                                  -----------      ---------
    Total stockholders' equity (deficit)           10,429,269      (225,860)
                                                  -----------      ---------
    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                             $13,240,382       $439,137
                                                  ===========      =========


The accompanying notes are an integral part of these financial statements.

                                 - 2 -

                            AudioMonster Online, Inc.
                          (A DEVELOPMENT-STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                                August 30,
                                           Three months                 Nine Months               1999
                                              ended                        ended               (Inception)
                                           December 31,                December 31,            December 31,
                                         2000          1999          2000          1999           2000

Sales                                  $    1,977        $    -    $     4,653        $    -   $     4,653
Cost of Sales                                (40)             -          3,548             -         3,548
                                       ----------     ---------    -----------     ---------   -----------
Gross profit (loss)                         2,017             -          1,105             -         1,105
General and administrative expense        210,821             -      3,657,923             -     3,907,946
                                       ----------     ---------    -----------     ---------   -----------

Loss from operations before
other income(expense) and income        (208,804)             -    (3,656,818)             -   (3,906,841)
taxes

Interest income                               291             -         18,630             -        21,362
Interest expense                         (16,550)             -      (307,322)             -     (316,055)
Gain (loss) on trading securities               -             -       (26,075)             -         4,801
                                       ----------     ---------    -----------     ---------   -----------

Loss before income taxes                (225,063)             -    (3,971,585)             -   (4,196,733)
Income tax expense                              -             -              -             -             -
                                       ----------     ---------    -----------     ---------   -----------
Net loss                               $(225,063)       $     -   $(3,971,585)        $    -  $(4,196,733)
                                       ==========     =========   ============     =========  ============
NET LOSS PER COMMON SHARE
 Basic and diluted                     $   (0.01)       $     -     $   (0.27)        $    -  $    (0.31)
                                       ==========     =========   ============     =========  ===========
COMMON SHARES
 Basic and diluted                     19,206,956     2,000,000     14,677,618     2,000,000   13,409,539
                                       ==========     =========   ============     =========  ===========

The accompanying notes are an integral part of these financial statements.
                                      - 3 -
                       AudioMonster Online, Inc.
                     (A DEVELOPMENT-STAGE COMPANY)
                        STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                             Nine Months          August 30,
                                                Ended                1999
                                             December 31,        (Inception)
                                                                 to December 31,
                                           2000          1999         2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                $(3,971,585)    $       - $(4,196,733)
Adjustments to reconcile net loss to
net cash used by operating activities:
Gain (loss) on securities                     26,075            -      (4,801)
Depreciation                                   1,018            -        1,018
Issuance of common stock for services      2,408,475            -    2,408,475
Non cash interest expense                    307,322            -      316,055
Changes in certain assets and
liabilities:
Increase in receivables                     (24,570)            -     (29,594)
Increase in loan receivable                 (10,273)            -     (40,067)
Increase in accounts payable
 and accrued expense                          59,849            -       61,113
                                        ------------   ---------- ------------
Net cash used by operating activities    (1,203,689)            -  (1,484,534)
                                        ------------   ---------- ------------
CASH FLOWS FROM INVESTMENT ACTIVITIES:
Purchases of fixed assets                    (2,476)            -      (7,835)
Deposit for acquisition                    (250,000)            -    (250,000)
Investment in trading securities                   -            -     (44,434)
Sale of trading securities                    49,235            -       49,235
                                        ------------   ---------- ------------
Net cash used by investment activities     (203,241)            -    (253,034)
                                        ------------   ---------- ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from issuance of stock                95,071            -       95,071
Proceeds from notes payable                1,000,000            -    1,655,000
                                        ------------   ---------- ------------
Net cash provided from financing           1,095,071            -    1,750,071
activities
                                        ------------   ---------- ------------
EFFECTS OF EXCHANGE RATE CHANGES ON        (  4,018)            -    (  4,730)
CASH
                                        ------------   ---------- ------------
NET (DECREASE) INCREASE IN
 CASH AND CASH EQUIVALENTS                 (315,877)            -        7,773

CASH AND CASH EQUIVALENTS - BEGINNING
OF PERIOD                                   323,650            -            -
                                        ------------   ---------- ------------
CASH AND CASH EQUIVALENTS - END OF
PERIOD                                  $      7,773   $        - $      7,773
                                        ============   ========== ============

Supplemental Cash Flow Information:
 During the nine-month and initial periods ended December 31, 2000 and 1999, the Company paid no cash for interest or income taxes.

Non-cash Financial Activities:
 Interest expense attributable to a beneficial conversion feature of the debentures totaled $239,502.

 On June 14, 2000, 25,000 shares of common stock, valued at $346,075, were issued for legal services provided to the Company.

 On August 7, 2000, 2,000,000 shares of common stock, valued at $2,062,400, were issued for services provided to the Company.

 $500,000  of  proceeds from notes payable were paid  directly  to  the
 seller  as  a  deposit  for  an  acquisition.   This  acquisition  was
 abandoned and the amounts paid were charged to expense.

 Notes payable in the amount of $1,655,000, plus accrued interest of $67,820, were converted into 1,600,000 shares of common stock.

The accompanying notes are an integral part of these financial statements.
                                 - 4 -
                            AudioMonster Online, Inc.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                        Deficit
                                                                      Accumulated    Foreign
                                     Common Stock        Additional      During      Currency
                                      ----------           Paid-in    Development  Translation
                                  Shares       Amount      Capital       Stage      Adjustment    Total
                                 --------     -------     ---------    ---------    ---------    --------
Balance, August 30, 1999                 -           $-            $-           $-          $-           $-

Issuance of founders shares,
 August 30, 1999                 2,000,000        2,000       (2,000)            -           -            -
Foreign currency
 translation adjustment                  -            -             -            -       (712)        (712)
Net loss                                 -            -             -    (225,148)           -    (225,148)
                                ----------      -------   -----------  -----------    --------  -----------
Balance, March 31, 2000          2,000,000        2,000       (2,000)    (225,148)       (712)    (225,860)

Acquisition of public shell
 corporation, May 12, 2000       9,780,000        9,780       (9,780)            -           -            -
Additional paid in capital
 attributable to beneficial
 conversion feature of                   -            -       239,502            -           -      239,502
debentures
Issuance of shares for
services,                           25,000           25       346,050            -           -      346,075
 June 14, 2000
Issuance of shares for
services,                        2,000,000        2,000     2,060,400            -           -    2,062,400
 August 7, 2000
Shares sold under Reg. S           173,500          174        86,647            -           -       86,821
offering
Refund of over-subscription       (33,500)         (34)      (16,716)            -           -     (16,750)
Issuance of shares in            4,500,000        4,500     5,620,500            -           -    5,625,000
acquisition
Transfer of shares by
 shareholder for acquisition             -            -     4,531,250            -           -    4,531,250
Sale of shares, October 2000        50,000           50        24,950            -           -       25,000
Issuance of shares
 in conversion of notes          1,600,000        1,600     1,729,953            -           -    1,731,553
Foreign currency
 translation adjustment                  -            -             -            -     (4,137)      (4,137)
Net loss                                 -            -             -  (3,971,585)           -  (3,971,585)
                                ----------      -------   -----------  -----------    --------  -----------
Balance, December 31, 2000      20,095,000      $20,095   $14,610,756 $(4,196,733)    $(4,849)  $10,429,269
                                ==========      =======   =========== ============    ========  ===========

The accompanying notes are an integral part of these financial statements.
                                      - 5 -
                    AudioMonster Online, Inc.
                  (A DEVELOPMENT-STAGE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000


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

           The financial statements presented include only the accounts of 591519 from its inception (August 30, 1999) through December 31, 2000 and of Audiomonster from May 12, 2000 through December 31, 2000.

           On September 25, 2000, the Company entered into an agreement to acquire all of the issued and outstanding shares of Lockwave, Inc. The shares were transferred on October 3, 2000. At the date of acquisition, Lockwave, Inc. had no assets or liabilities and no operations (see Note 2).

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

                              - 6 -
                    AudioMonster Online, Inc.
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000

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

           Unaudited Financial Information
           In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of December 31, 2000 and the results of its operations and cash flows for the three months and nine months ended December 31, 2000. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the nine months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

           Nature of Operations
           The Company is currently a development-stage company under the provisions of the Financial Accounting
           Standards  Board  ("FASB")  Statement  of  Financial
           Accounting Standards ("SFAS") NO. 7.

           The Company is engaged in the business of Internet services, offering secure virtual storage and a dynamic MP3 player through one consolidated web-based application.

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

                    AudioMonster Online, Inc.
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000

 NOTE 1 - DESCRIPTION  OF  BUSINESS AND SUMMARY OF  SIGNIFICANT
           ACCOUNTING POLICIES (Continued)

           Cash and Cash Equivalents
           The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

           Property and Equipment
           Property  and  equipment is stated at cost  and  are
           depreciated  using  the  straight-line  method  over
           their estimated useful lives.
                                             Useful Life
                                             -------
            Furniture and equipment          7 years
            Computer software and hardware   3 years

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

                    AudioMonster Online, Inc.
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000

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

                    AudioMonster Online, Inc.
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000




NOTE 2 - CORPORATE REORGANIZATION AND MERGERS

        a) On May 12, 2000, Audiomonster, a public shell, and 591519 executed an Acquisition Agreement (the "Agreement") that provided that Audiomonster would acquire all of the issued and outstanding common stock of 591519. In connection with the transaction, the sole shareholder of 591519 received 2,000,000 shares of Audiomonster common stock for its 1 share of 591519.

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

        b) On September 25, 2000, the Company commenced the acquisition of Lockwave, Inc. ("Lockwave") by its wholly-owned subsidiary, AMOL, Inc. Lockwave had no assets or liabilities or operations at the time of acquisition. The original acquisition agreement provided for the issuance of 4,500,000 shares of common stock, a cash payment of $3,000,000 and a transfer of 3,625,000 shares of common stock by existing shareholders of the Company in exchange for all of the issued and outstanding common stock of Lockwave.
           A deposit of $250,000 was paid and the Company's common shares were issued and transferred on October 3, 2000.

                    AudioMonster Online, Inc.
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000

NOTE 2 - CORPORATE REORGANIZATION AND MERGER (Continued)

          On January 24, 2001, the purchase agreement was amended. The amendment provided for the issuance of an additional 12,000,000 shares of common stock and a reduction in the remaining cash payment from $2,750,000 to $2,000,000. In consideration for the reduction in the cash payment, the Company will issue 3,000,000 shares of common stock.

          As a result of the issuance of the additional share described in the proceeding paragraph the former shareholder of Lockwave will acquire control of the Company. This acquisition will be recorded as revenue acquisition of the Company by Lockwave. Future financial statements will include the accounts of Lockwave from inception and of the Company from January 24, 2001.

NOTE 3 -PROPERTY AND EQUIPMENT

          Property and equipment is summarized as follows:

                                          December 31,  March 31,
                                              2000         2000
                                            -------       ------
          Computer Equipment & Software         $2,342      $2,415
          Furniture and Fixtures                 5,373       2,944
                                               -------     -------
                                                 7,715       5,359
          Less:  Accumulated                     1,017           -
          Depreciation
                                               -------     -------
                                                $6,698      $5,359
                                               =======     =======

          Depreciation expense for the period ended March 31, 2000 was $-0- and for the nine months ended December
          31, 2000 was $1,017.

NOTE 4 - CONVERTIBLE NOTES

          During the period ended March 31, 2000, the Company sold an aggregate of $655,000 of its 8% Convertible Notes (the "Notes"), due at the second anniversary date of issuance, pursuant to Regulation S under the Securities Act.

          The holder of the notes has the full right to convert its Notes, in whole or in part, into shares of Common Stock at a conversion price equal to the lesser of (1) $.50 or (2) 30% of the lowest average bid price of the Common Stock for the five trading days immediately preceding a notice of conversion provided, however, that in no event shall the Holder be entitled to

                             - 11 -
                    AudioMonster Online, Inc.
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000

NOTE 4 - CONVERTIBLE NOTES (Continued)

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

          Due to the fact that the June Notes contain a beneficial conversion feature, the Company has recorded additional interest expense of $239,502 during the six month period ended September 30, 2000, with a corresponding credit to additional paid in capital.

          Long-term debt matures as follows:

                  Year ended           Amounts
            March 31, 2002                    $
                                        655,000
            March 31, 2003            1,150,000

          On  November  15,  2000, all of the notes  referred  to
          above,  aggregating  $1,655,000,  were  converted  into
          1,600,000  shares  of  common  stock.   The  conversion
          included accrued interest of $67,820.

                             - 12 -
                    AudioMonster Online, Inc.
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000

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

          All licenses with contracted artists were terminated on September 27, 2000.

NOTE 6 -FOREIGN OPERATIONS

          Substantially all of the Company's operations  and  the
          majority   of   its  identifiable  assets   have   been
          transferred from Canada to the U.S.

NOTE 7 - INVESTMENT

          At March 31, 2000, marketable investments classified as trading securities were comprised of the following:

          Common Stock:
          Market Value                         $
                                          75,310
          Cost                            44,434
                                       ---------
                                               -
          Gross unrealized gain                $
                                          30,876
                                       =========
                                               =

          The  unrealized  gain from trading securities  for  the
          period  ending March 31, 2000 is $30,876.  This  amount
          is   included   in  Other  Income  (Expense)   in   the
          accompanying statement of operations.

          During the nine month period ended December 31, 2000, the Company sold its trading securities, resulting in a realized loss for the period of $26,075.

         a) The Company has signed an agreement with a company owned by its President to pay management fees of CDN $5,000 per month. The agreement commenced on January 1, 2000 and expires on December 31, 2004.

                             - 13 -

                    AudioMonster Online, Inc.
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000

NOTE 8 -RELATED PARTY TRANSACTIONS (Continued)

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

           On  January 24, 2001 all agreements with Greg Corcoran
           President of the Company have been terminated and all intellectual property and other assets have become property of the Company.

NOTE 9 - DEPOSIT ON ACQUISITION

           The Company had made deposits on a proposed acquisition to acquire 100% of another entity. At June 30, the deposits aggregate $600,000. The Company defaulted on making its July deposit payment and forfeited the total $600,000 paid. This amount is charged to expense for the period ended September 30, 2000.

NOTE 10 -GOING CONCERN

           The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2000, the Company has incurred operating losses from inception and has no established source of revenue. Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will not be sufficient to fund the Company's working capital. The Company has been acquired by a publicly-traded company. The new parent is anticipating raising funds through equity offerings to fund the Company's operations. There can be no assurances that sufficient funds will be available on terms acceptable to the parent or at all. If the company is unable to obtain such funds, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial condition and results of operations.

                             - 14 -


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

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with the financial statements of the Company and related notes included elsewhere in this Report and in the Company's Current Report on Form 8-K for the period from inception to Dec 31, 2000. All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results or other expectations expressed in the Company are forward-looking statements. Generally, the words "anticipate," "believe," "estimate," "expects," "will," and similar expressions as they relate to the Company and/or its management, are intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially could be the inability of the Company to obtain additional financing to meet its capital requirements, needs and general business and economic conditions as well as technological developments.

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

On September 27, 2000 the Company abandoned its AudioMonster online music business plan and decided to focus all resources on completion of the Lockwave merger and implementation of the Lockwave Business Model.

As of December 31, 2000 the Company had a total accumulated deficit of $4,196,733.

See Notes to the Financial Statements for a description of the Company's significant accounting policies.

RESULTS OF OPERATIONS

The Company was not operating prior to Dec 1, 1999, and had only incurred minimal start-up expenses as of that date. Therefore, comparing the results of operations for the current year to comparable periods in the preceding year would not be meaningful. For the three months ended Dec 31, 2000, net revenues were $1,977 and net loss was $225,063.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, the Company had a cash balance of $7,773 down from a total of $59,744 of cash at September 30, 2000. The Company's total accumulated deficit also rose from the September 30, 2000 balance of $3,932,431 to a balance of 4,196,733 at
December 31, 2000.

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

October 24, all $1,655,000 in long term debt represented by seven convertible notes were presented for conversion. The conversion price was agreed to be $1.034375 and resulted in an additional
1,600,000 common shares being issued on November 15, 2000.

Subsequently, on January 24, 2001, the purchase agreement was amended. The amendment provided for the issuance of an additional 12,000,000 shares of common stock and a reduction in the remaining cash payment from $2,750,000 to $2,000,000. In consideration for the reduction in the cash payment, the Company will issue 3,000,000 shares of common stock.

As a result of the issuance of the additional shares described in the proceeding paragraph the former shareholder of Lockwave will acquire control of the Company. This acquisition will be recorded as revenue acquisition of the Company by Lockwave. Future financial statements will include the accounts of Lockwave from inception and of the Company from January 24, 2001.



The Company states that its cash on hand and cash from operations is not sufficient to complete the Lockwave merger and fund the development of the Lockwave business plan. The Company is presently contemplating a private placement of equity securities to facilitate funding of its merger and development efforts. The sale of additional equity securities or convertible debt will result in additional dilution to our stockholders. The Company can give no assurance that it will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financing, or that if available, the Company will be able to obtain such funds on favorable terms and conditions. If the Company cannot secure additional funds it will not be able to continue as a going concern. The Company currently has no definitive arrangements with respect to additional financing.

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

On September 25, 2000, the Company commenced the acquisition of Lockwave, Inc. ("Lockwave") by its wholly-owned subsidiary, AMOL, Inc. Lockwave had no assets or liabilities or operations at the time of acquisition. The original acquisition agreement provided for the issuance of 4,500,000 shares of common stock, a cash payment of $3,000,000 and a transfer of 3,625,000 shares of common stock by existing shareholders of the Company in exchange for all of the issued and outstanding common stock of Lockwave. A deposit of $250,000 was paid and the Company's common shares were issued and transferred on October 3, 2000.

On September 25, 2000, the Board of Directors appointed Paul Steo as a member of the Board of Directors, effective immediately.

On  December  12,  2000, the Board of Directors appointed  Thomas
Massaro as a member of the Board of Directors, effective immediately.

Change in Officers and Directors

Also in connection with the transaction regarding the amended Agreement, the sole officer and director of the Company, Greg Corcoran, agreed to resign all his positions with the Company effective January 24, 2001. The remaining members did not immediately fill the vacancy created by Mr. Corcoran's resignation. Paul Steo was appointed as President, Secretary, and Treasurer.

Change in Corporate Offices

The corporate offices of the Company have been transferred to  47
Mall Drive, Suite 5, Commack, New York 11725, and its new telephone number is (631) 864-1515.

Change in Company Name

On February 7, 2001, the Board, by its unanimous written consent (the "Board Consent"), adopted resolutions approving the Amendment effecting the name change. Under the NRS, the record date for such action, which date determines the shareholders entitled to vote, was the date of the Board Consent (the "Record Date"). On the Record Date, the only issued and outstanding shares of the Company's capital stock entitled to vote on the proposed amendment were 37,295,000 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), of which the Majority Shareholders held 24,125,000 or 64.7% of the total stock entitled to vote on the proposed amendment. On February 7, 2001, the Majority Shareholders, by written consent in lieu of a meeting, approved the Amendment to effect the name change. No further consents, votes or proxies are necessary to effect the name change. The Name Change will become effective when an amendment to the Articles of Incorporation of the Company providing for the change (the "Amendment") is filed with the Secretary of State of the State of Nevada. The Company intends to file the Amendment on the first business day following the 20th day after mailing of the Information Statement to the Company's shareholders.

New Trading Symbol

As soon as the Name Change is effective, the Company will apply for a new trading symbol. The Company proposes to change its symbol from AMMQ to LOKW, LWAV, LKWV or such other available trading symbol issued by the National Association of Securities Dealers which the Board of Directors deems appropriate.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

2.1  Merger Agreement between AMOL, the Company's subsidiary, and
     Lockwave, Inc. is attached to the Company's amended Form 10-QSB, filed on December 11, 2000. This exhibit is incorporated by reference to that Form.

2.2 Amendment to the Agreement and Plan of Merger between AMOL, the Company's subsidiary, and Lockwave, Inc.

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

Reports on Form 8-K:

On October 10, 2000, the Company filed a Form 8-K to announce that the the Company incorporated a wholly-owned subsidiary named AMOL Inc. in Delaware., which entered into an an Agreement and Plan of Merger with Lockwave, Inc., a Delaware corporation on September 25, 2000. On December 11, 2000, the Company filed an amended Form 8-K to include the financials.

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           AudioMonster Online, Inc.



                           By: /s/ Paul Steo
                              Paul Steo,
                              President/Secretary/Treasurer



                           Date:  February 20, 2001