Form 10KSB
period 2001-03-31
LOCKWAVE TECHNOLOGIES INC
filed 2001-07-16
CIK 1003933

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM 10-KSB
                  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                                  OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the year ended March 31, 2001
Commission File No. 000-27339






                        LOCKWAVE TECHNOLOGIES, INC.
          (Exact name of registrant as specified in its charter)



Nevada                                            88-0343832
(State of organization) (I.R.S. Employer Identification No.)

47 Mall Dr., Suite 5, Commack, NY 11725
(Address of principal executive offices)

Registrant's telephone number, including area code (631) 864-1515

Securities registered under Section 12(g) of the Exchange Act: Common stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be file by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendments to this Form 10-KSB.          [ X ]

Issuer's Revenue during the year ended March 31, 2001:      $ 0

As of July 16, 2001, the registrant had 37,295,000 shares of its common stock, $0.001 par value, outstanding. Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of N/A per share (the selling or average bid and asked price) as of July 16, 2001: 1,118,850.

NOTE: The company's stock is not, and has not, been traded or quoted, and the book value is negative. Therefore, there is no way to ascertain a market value for the stock.

                   DOCUMENTS INCORPORATED BY REFERENCE:
The Company's form 10-SB/A, filed on January 24, 2000, and the exhibits attached thereto, are incorporated by reference.
                                  PART I

Item 1. Description of Business.
   Description of Business

   Lockwave Technologies, Inc. ("Lockwave" or the "Company") was incorporated on August 28, 1995 in Nevada under the original name of Professional Mining Consultants, Inc., On May 15, 2000, the Company changed its name to AudioMonster Online, Inc. On March 13, 2001, the
   Company once again changed its name to Lockwave Technologies, Inc. The Company was formed to provide internet services, offering secure virtual storage and a dynamic MP3 player through one consolidated web-based application and is headquartered in Commack, New York.

   Lockwave shares office facilities, administrative overhead as well as a product development team with IMOJO, Inc. ("IMOJO or the Parent") the Parent. Substantially all operating activity is paid by the Parent, initially recorded on the Parent's books and then allocated to Lockwave. All direct costs are specifically identified and allocated to Lockwave, while all other costs are allocated to Lockwave based on a proportional cost allocation method. All of the amounts allocated to Lockwave have been recorded as contributed capital at March 31, 2001. Management believes that the cost allocations are reasonable and approximate the expenses that Lockwave would have incurred had it operated as a stand-alone entity.

   The Parent has allocated expenses for office facilities and administrative expenses, including, but not limited, to rent, utilities, office equipment, professional fees and administrative salaries and related benefits. Additionally, the Parent allocated expenses  for  product  and  website  development,  including,  but  not
   limited   to,  programmer  salaries  (based  on  the  amount   of   time
   specifically devoted to each project) and related benefits, website development costs and web hosting services.


   On September 25, 2000, as amended on January 24, 2001, the Parent and Lockwave entered into an Agreement and Plan of Merger (the "Agreement") with Audiomonster Online, Inc. ("Audiomonster"), which was a public shell.

   Under the terms of the Agreement, 100% of the outstanding common stock of Lockwave was acquired by Audiomonster in exchange for 24,125,000 shares of common stock of Audiomonster issued to IMOJO, plus additional cash consideration. As a result, IMOJO owns approximately 65% of the outstanding shares of Audiomonster. This transaction was accounted for as a reverse acquisition whereby IMOJO was the acquirer of Audiomonster for accounting purposes. The historical financial statements of Audiomonster, prior to the January 24, 2001 transaction, will become those of Lockwave.
   Virtual storage, which is the principal product and service, the Company provides can be marketed worldwide because it is distributed over the Internet. The competition in the online virtual storage business is growing.

   There  is  no dependence on one or a few major customers. There  are  no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts. There is no need for any government approval of principal products or services. Since inception approximately $165,000 has been spent on research and development activities.

   The Company files reports with the Securities and Exchange Commission. and the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as the Company that files electronically with the SEC and state the address of that site (http://www.sec.gov).

Item 2. Description of Property.

The Company has no properties and at this time has no agreements to acquire any properties.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings and, to the best of its knowledge, no such action by or against it has been threatened. None of our officers, directors, or beneficial owners of 5% or more of our outstanding securities is a party to proceedings adverse to the Company nor do any of the foregoing individuals have a material interest adverse to the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

None
                                  PART II
Item 5. Market for Common Equity and Related Stockholder Matters.

      Date          High        Low

June 2000             8.375          6
July 2000              7.25     0.6562
August 2000          1.6875     0.5625
September 2000        2.125     0.7188
October 2000         1.4375     0.6562
November 2000          1.25      0.625
December 2000        0.7969     0.2031
January 2001         0.7969     0.2188
February 2001        0.6406      0.375
March 2001           0.5156     0.1562
April 2001             0.35       0.15
May 2001               0.25       0.09
June 2001              0.12       0.04

Source: Yahoo

As of July 16, 2001, the last reported sale price of the Company's stock was $0.03 per share.


DIVIDEND POLICY

No dividends have been paid by the Company since its inception. We do not anticipate paying dividends on our common stock in the foreseeable future but plan to retain earnings, if any, for the operation and expansion of our business.

HOLDERS

There were 314 stockholders of record of the Company's common stock as of March 31, 2001.

Item 6. Management's Discussion and Analysis or Plan of Operation.

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

On June 20, 2000 the Company entered into share purchase agreement with Asset Mix Investments Limited ("AMIL") to acquire 100% of the outstanding shares of ADS Technologies Inc. and paid non refundable deposits totaling $600,000 pursuant to the share purchase agreement.
On July 15, 2000 the Company missed a payment pursuant to the payment schedule and AMIL elected to terminate the share purchase agreement on July 17, 2000. The Company has received a legal opinion that there is very little chance of recovering the deposit amount and had chosen to write down the deposit amount.

On September 19, 2000, the Company incorporated a wholly-owned subsidiary named AMOL Inc. in Delaware. which entered into an an Agreement and Plan of Merger with Lockwave, Inc., a Delaware corporation on September 25, 2000. Under the terms of the agreement, the Company would issue 4,500,000 shares of its common stock to Imojo, Inc., the sole shareholder of Lockwave, Inc., provide a cash payment of $3,000,000 and a transfer of 3,625,000 shares of common stock by existing shareholders of the Company in exchange for all of the issued and outstanding common stock of Lockwave.

On September 25, 2000, the Company commenced the acquisition of Lockwave, Inc. ("Lockwave") by its wholly-owned subsidiary, AMOL, Inc. Lockwave had no assets or liabilities or operations at the time of acquisition. A deposit of $250,000 was paid and the Company's common shares were issued and transferred on October 3, 2000. An additional payment of $250,000 was made in December 2000.

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

On January 24, 2001 the terms of the Merger Agreement were amended, 100% of the outstanding common stock of Lockwave was acquired by Audiomonster in exchange for 24,125,000 shares of common stock of Audiomonster issued to IMOJO, plus cash consideration of $2,000,000 (excluding amounts previously paid). As a result, IMOJO owns approximately 65% of the outstanding shares of Audiomonster. This transaction was accounted for as a reverse acquisition whereby IMOJO was the acquirer of Audiomonster for accounting purposes. The historical financial statements of Audiomonster, prior to the January 24, 2001 transaction, will become those of Lockwave.

No Payments for the amended cash portion of the merger have been made. They were scheduled to be paid on the following dates: February 1, 2001, $250,000; March 1, 2001, $250,000; April 1,2001, $500,000; May 1, 2001,
$500,000; June 1, 2001, $500,000.

The $2,000,000 payable for the acquisition will remain on the books of the Company as a liability until it is paid or negotiated. No default or late fees have yet been charged and the Company plans to negotiate payment for the $2,000,000. The payment may include cash and/or stock consideration. As of March 31, 2001 the Company had a total stockholders' deficit of $2,027,610.

See Notes to the Financial Statements for a description of the Company's significant accounting policies.

RESULTS OF OPERATIONS

The Company was not operating prior to October 12, 1999, and had only incurred minimal start-up expenses as of that date. For the year ended March 31, 2001, net revenues were $0 and net loss was $161,199. For the previous year the company had operations from October 12, 1999 to March 31, 2000. Net revenues were $0 and net loss for the period was $94,101.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Company had a cash balance of $0. The Company's total accumulated deficit rose from the March 31, 2000 balance of $94,101 to a balance of $255,300 at March 31, 2001.

On January 24, 2001, the purchase agreement for Lockwave was amended. The amendment provided for the issuance of an additional 12,000,000 shares of common stock and a reduction in the remaining cash payment from $2,750,000 to $2,000,000. In consideration for the reduction in the cash payment, the Company issued 3,000,000 shares of common stock.

As a result of the issuance of the additional shares described in the proceeding paragraph the former shareholder of Lockwave acquired control of the Company. This acquisition will be recorded as a reverse acquisition of the Company by Lockwave. The financial statements include the accounts of Lockwave from inception and of the Company from January 24, 2001.

The Company states that its cash on hand and cash from operations is not sufficient to fund the development of the Lockwave business plan. The Company is presently contemplating a private placement of equity securities to facilitate funding the balance of cash consideration for the merger and development efforts. The sale of additional equity securities or convertible debt will result in additional dilution to our stockholders.

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

Change in Officers and Directors

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

On March 1, 2001 Thomas Massaro resigned as a member of the Board of Directors of the Company, effective immediately. Upon his resignation, there were no disagreements on any matter with the registrant.

Change in Corporate Offices

The corporate offices of the Company have been transferred to 47 Mall Drive, Suite 5, Commack, New York 11725, and its new telephone number is
(631) 864-1515.

Change in Company Name

On February 7, 2001, the Board, by its unanimous written consent (the "Board Consent"), adopted resolutions approving the Amendment effecting the name change. Under the NRS, the record date for such action, which date determines the shareholders entitled to vote, was the date of the Board Consent (the "Record Date"). On the Record Date, the only issued and outstanding shares of the Company's capital stock entitled to vote on the proposed amendment were 37,295,000 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), of which the Majority Shareholders held 24,125,000 or 64.7% of the total stock entitled to vote on the proposed amendment. On February 7, 2001, the Majority Shareholders, by written consent in lieu of a meeting, approved the Amendment to effect the name change. No further consents, votes or proxies are necessary to effect the name change. The Name Change became effective on February 27, 2001 when an amendment to the Articles of Incorporation of the Company providing for the change (the "Amendment") was filed with the Secretary of State of the State of Nevada. The amended name is Lockwave Technologies, Inc. Due to the situation regarding the termination of the AudioMonster online label and business, the Company has amended its corporate name to better reflect its current business plan which is to focus all resources on implementing the Lockwave Technologies model. The Company was issued a new trading symbol by the National Association of Securities Dealers to reflect the corporate name change. The new trading symbol is LWTI.

Item 7. Financial Statements.

                        LOCKWAVE TECHNOLOGIES, INC.
                       (A Development Stage Company)

                     CONSOLIDATED FINANCIAL STATEMENTS








   CONTENTS


                                                                     PAGE

INDEPENDENT AUDITORS' REPORT
                                                                   1

CONSOLIDATED BALANCE SHEETS                                        2

CONSOLIDATED STATEMENTS OF OPERATIONS                              3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                    4

CONSOLIDATED STATEMENTS OF CASH FLOWS                              5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    6 - 11












                       INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
LOCKWAVE TECHNOLOGIES, INC. AND SUBSIDIARY:

We have audited the accompanying consolidated balance sheet of Lockwave Technologies, Inc. and Subsidiary (a Development Stage Company) as of March 31, 2001 and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for the year then ended and for the period from inception (October 12, 1999) to March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of and for the period October 12, 1999 (inception) through March 31, 2000 were audited by other auditors whose report, dated March 20, 2001, expressed an unqualified opinion on those statements. The financial statements for the period October 12, 1999 (inception) through March 31, 2000 reflect total revenues and net loss of $-0- and $94,101, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lockwave Technologies, Inc. and Subsidiary as of March 31, 2001 and the consolidated results of its operations and its cash flows for the year then ended, and for the period from October 12, 1999 (inception) to March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As described in Note 1 to the accompanying consolidated financial statements, the Company has no established source of revenue, has incurred significant operating losses to date and has negative cash flow from operations. Management's plans in regard to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                              MERDINGER,  FRUCHTER, ROSEN  &  CORSO, P.C.
                              Certified Public Accountants

New York, New York
June 22, 2001

                        LOCKWAVE TECHNOLOGIES, INC.
                       (A Development Stage Company)
                        CONSOLIDATED BALANCE SHEETS



                                                      March 31,
                                                         2001        2000
     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                              $      -    $  4,169
                                                      -----------  ----------
     Total assets                                        $      -    $  4,169
                                                      ===========  ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Accounts payable                                      $ 27,610    $      -
   Payable for acquisition                              2,000,000           -
     Total current liabilities                          2,027,610           -

STOCKHOLDERS' (DEFICIT) EQUITY
  Common stock, $0.001 par value;
   50,000,000 shares authorized,
    37,295,000 and 24,125,000 shares issued and            37,295      24,125
outstanding
  Additional paid-in-capital                          (1,809,605)      74,145
   Deficit accumulated during the development stage     (255,300)    (94,101)
     Total stockholders' (deficit) equity             (2,027,610)       4,169

     Total liabilities and stockholders' (deficit)      $       -    $  4,169
        equity















The accompanying notes are an integral part of these consolidated financial statements.

                                   - 2 -
                        LOCKWAVE TECHNOLOGIES, INC.
                       (A Development Stage Company)
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    October 12,  October 12,
                                                        1999         1999
                                      Year Ended    (inception)  (inception)
                                                         to           to
                                       March 31,     March 31,    March 31,
                                         2001           2000         2001

Revenue                                 $        -   $         - $         -

Product and website development             94,269        69,861     164,130
Selling, general and
 administrative expenses                    66,930        24,240      91,170
                                       -----------  ------------ -----------
Loss from operations before
 provision for income taxes              (161,199)      (94,101)   (255,300)

Provision for income taxes                       -             -           -
                                       -----------  ------------ -----------
Net loss                               $ (161,199)   $  (94,101) $ (255,300)
                                       ===========  ============ ===========
Net loss per share - basic and         $    (0.01)   $         - $    (0.01)
diluted
                                       ===========  ============ ===========
Weighted average number of
 common shares outstanding              26,542,507    24,125,000  25,768,184
                                       ===========  ============ ===========

















The accompanying notes are an integral part of these consolidated financial statements.

                           LOCKWAVE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                Deficit
                                                                              Accumulated
                                                                Additional     During the
                                        Common Stock             Paid-in      Development
                                    Shares        Amount         Capital         Stage           Total
Balance, October 12, 1999
 (Inception)                                -  $         --  $            -   $           -  $            -

Sale of common stock,
 October 12, 1999                  24,125,000        24,125        (24,115)               -              10

Expenses paid by shareholder                -             -          94,101               -          94,101

Capital contribution                        -             -           4,159               -           4,159

Net loss                                    -             -               -        (94,101)        (94,101)
                                  -----------    ----------     -----------      ----------     -----------
Balance, March 31, 2000            24,125,000        24,125          74,145        (94,101)           4,169

Acquisition of public shell
 corporation, January 24, 2001     13,170,000        13,170        (13,170)               -               -

Cash to be paid for acquisition             -             -     (2,000,000)               -     (2,000,000)

Capital contribution                        -             -         129,420               -         129,420

Net loss                                    -             -               -       (161,199)       (161,199)
                                  -----------    ----------     -----------      ----------     -----------
Balance, March 31, 2001            37,295,000  $     37,295  $  (1,809,605)   $   (255,300)  $  (2,027,610)
                                  ===========    ==========     ===========      ==========     ===========



The accompanying notes are integral part of these consolidated financial statements.

                        LOCKWAVE TECHNOLOGIES, INC.
                       (A Development Stage Company)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    October 12,
                                                     October 12,       1999
                                        Year Ended       1999       (Inception)
                                         March 31,   (Inception)   to March 31,
                                           2001      to March 31,      2001
                                                         2000

  CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                          $(161,199)      $(94,101)   $(255,300)
       Expenses paid by shareholder         129,420         94,101      223,521
       Increase in accounts payable          27,610              -       27,610
                                        -----------    ----------- ------------
  NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                      (4,169)              -      (4,169)
                                        -----------    ----------- ------------
  CASH FLOWS FROM FINANCING ACTIVITIES
  -
       Sale of common stock                       -             10           10
       Capital contributions                      -          4,159        4,159
                                        -----------    ----------- ------------
  NET CASH PROVIDED BY FINANCING                  -          4,169        4,169
  ACTIVITIES
                                        -----------    ----------- ------------
  NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS
                                            (4,169)          4,169            -

  CASH AND CASH EQUIVALENTS -
    beginning of period                       4,169              -            -
                                        -----------    ----------- ------------
  CASH AND CASH EQUIVALENTS - end of
  period                                 $        -      $   4,169   $        -
                                        ===========    =========== ============

  SUPPLEMENTAL INFORMATION:
       During  the period October 12, 1999 to March  31,
     2001, the Company paid no cash for interest or income taxes.










The accompanying notes are an integral part of these consolidated financial statements.

                 LOCKWAVE TECHNOLOGIES, INC.
                (A Development Stage Company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MARCH 31, 2001 AND 2000



 NOTE   1  -  DESCRIPTION  OF  BUSINESS  AND  SUMMARY   OF
 SIGNIFICANT ACCOUNTING POLICIES

           Basis of Presentation
           The  accompanying financial statements  include
           the  accounts  of  Lockwave Technologies,  Inc.
           ("Lockwave       Technologies"),       formerly
           Audiomonster Online, Inc., a Nevada corporation
           formed  on  August  28,  1995  as  Professional
           Mining  Consultants, Inc. and its wholly  owned
           subsidiary   Lockwave,  Inc.  ("Lockwave"),   a
           Delaware  corporation  formed  on  October  12,
           1999.   Lockwave Technologies and Lockwave  are
           collectively referred to as the "Company".  All
           significant    inter-company    accounts    and
           transactions    have   been    eliminated    in
           consolidation.

           The   Company  conducts  its  operations   from
           offices located in Commack, New York.

           Effective    January   24,    2001,    Lockwave
           Technologies  acquired all of  the  issued  and
           outstanding  common stock of  Lockwave.   As  a
           result  of this transaction, Lockwave's  former
           shareholder   obtained  control   of   Lockwave
           Technologies,  a  shell  corporation  with   no
           operations.   For  accounting  purposes,   this
           acquisition    has   been    treated    as    a
           recapitalization of Lockwave.

           The financial statements presented include only the accounts of Lockwave from its inception
           (October 12, 1999) through March 31, 2001 and of Lockwave Technologies from January 24, 2001 through March 31, 2001.

           The accompanying financial statements have been
           prepared  in conformity with generally accepted
           accounting    principles,   which   contemplate
           continuation of the Company as a going concern.
           However, the Company has no established  source
           of  revenue,  has accumulated operating  losses
           and  has  a material payment due to the  former
           shareholders of Lockwave.  These factors  raise
           substantial  doubt about the Company's  ability
           to   continue  as  a  going  concern.   Without
           realization of additional capital, it would  be
           unlikely for the Company to continue as a going
           concern.   The  financial  statements  do   not
           include   any  adjustments  relating   to   the
           recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

           The    Company   will   also   pursue    merger
           opportunities with operating companies.

           Nature of Operations
           The Company is currently a development-stage company under the provisions of the Financial
           Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO.
           7.

           The   Company   intends  to  provide   internet
           services, offering secure virtual storage and a dynamic MP3 player through one consolidated web-based application.

                 LOCKWAVE TECHNOLOGIES, INC.
                (A Development Stage Company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MARCH 31, 2001 AND 2000



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

           Fair Value of Financial Instruments
           The  carrying value of cash and cash  equivalents
           and  accounts payable approximates fair value due
           to   the  relatively  short  maturity  of   these
           instruments.

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

           Product and Website Development Costs
           Product  and website development costs  consist
           principally of payroll and related expenses for
           development,  editorial, systems personnel  and
           consultants.   Product  development  costs  are
           generally expensed as incurred.

           The Company follows the provisions of Statement
           of  Position 98-1, "Accounting for the Costs of
           Computer  Software Developed  or  Obtained  for
           Internal     Use",    which    requires     the
           capitalization of costs incurred in  connection
           with  developing  or  obtaining  software   for
           internal  use.   The  useful  life  of  website
           development  costs is less than  one  year  and
           accordingly,  these  costs  are   expensed   as
           incurred and are included in "product and website development costs" in the accompanying financial statements.

                 LOCKWAVE TECHNOLOGIES, INC.
                (A Development Stage Company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MARCH 31, 2001 AND 2000

 NOTE 1 - DESCRIPTION   OF   BUSINESS   AND   SUMMARY   OF
           SIGNIFICANT ACCOUNTING POLICIES (Continued)

           Start-Up and Organization Costs
           The  Company  accounts for  start-up  costs  in
           accordance  with  Statement of  Position  98-5,
           "Reporting on the Costs of Start-up Activities"
           ("SOP  98-5"), issued by the American Institute
           of  Certified  Public  Accountants.   SOP  98-5
           requires   the  cost  of  start-up  activities,
           including organization costs, to be expensed as incurred.

           Earnings Per Share
           The  Company calculates earnings per  share  in
           accordance  with  SFAS No. 128,  "Earnings  Per
           Share",  which requires presentation  of  basic
           earnings   per  share  ("BEPS")   and   diluted
           earnings  per share ("DEPS").  The  computation
           of   BEPS   is  computed  by  dividing   income
           available   to  common  stockholders   by   the
           weighted  average number of outstanding  common
           shares during the period.  DEPS gives effect to
           all    dilutive    potential   common    shares
           outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of March 31, 2001, there were no potentially dilutive securities outstanding.

           Comprehensive Income
           SFAS No. 130, "Reporting Comprehensive Income",
           establishes  standards for  the  reporting  and
           display   of  comprehensive  income   and   its
           components  in  the financial statements.   The
           items  of  other comprehensive income that  are
           typically required to be displayed are  foreign
           currency   items,  minimum  pension   liability
           adjustments, and unrealized gains and losses on
           certain   investments  in   debt   and   equity
           securities. The Company has no items of other comprehensive income and has not presented a statement of comprehensive income.

           Stock-Based Compensation
           The  Company  has  adopted the intrinsic  value
           method    of    accounting   for    stock-based
           compensation  in  accordance  with   Accounting
           Principles  Board  Opinion  ("APB")   No.   25,
           "Accounting for Stock Issued to Employees"  and
           related   interpretations.   The  Company   has
           adopted only the disclosure provisions of  SFAS
           No. 123, "Stock Based Compensation", for equity instruments issued to employees.

NOTE 2 -   CORPORATE REORGANIZATION AND MERGER

           On  January 24, 2001, Lockwave Technologies and
           Lockwave  executed  an  Acquisition  Agreement.
           The   agreement,  as  amended,  provided   that
           Lockwave Technologies would acquire all of  the
           issued   and   outstanding  common   stock   of
           Lockwave.   In connection with the transaction,
           the  sole  shareholder of Lockwave received  an
           aggregate  of  24,125,000  shares  of  Lockwave
           Technologies common stock for its 1,000  shares
           of  Lockwave.  Additionally, the shareholder is
           to   receive  a  cash  payment  of  $2,000,000.
           Payments  of $500,000 had previously been  paid
           prior to the final amendment.  Payments of  the
           $2,000,000  cash  portion  were  scheduled   as
           follows:  February 1, 2001, $250,000; March  1,
           2001, $250,000; April 1, 2001, $500,000; May 1,
           2001,  $500,000; June 1, 2001, $500,000.   None
           of these scheduled payments have been made.

                 LOCKWAVE TECHNOLOGIES, INC.
                (A Development Stage Company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MARCH 31, 2001 AND 2000



NOTE 2 -   CORPORATE REORGANIZATION AND MERGER (Continued)

           As a result of this transaction the former shareholder of Lockwave acquired or exercised control over a majority of the shares of Lockwave Technologies. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of Lockwave and, therefore, these financial statements represent a continuation of the accounting acquirer, Lockwave, not Lockwave Technologies, the legal acquirer.

           In accounting for this transaction:

           i) Lockwave is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values;

           ii) Control of the net assets and business of Nevada was acquired effective January 24, 2001 (the "Effective Date"). This transaction has been accounted for as a purchase of the assets and liabilities of Lockwave Technologies by Lockwave. At the effective date Lockwave Technologies had no assets or liabilities and has ceased operations.

           iii) The consolidated statements of operations and cash flows include Lockwave's results of operations and cash flows from October 12, 1999 (date of inception) and Lockwave Technologies results of operations from the Effective Date.

NOTE 3 -INCOME TAXES

           The components of the provision for income taxes are as follows:

                                                October 12,
                                  Year Ended      1999 to
                                   March 31,     March 31,
                                     2001          2000
           Current Tax Expense
             U.S. Federal              $     -       $     -
             State and Local                 -             -
                                     ---------     ---------
           Total Current                     -             -
                                     ---------     ---------


           Deferred Tax Expense
             U.S. Federal                    -             -
             State and Local                 -             -
                                     ---------     ---------
           Total Deferred                    -             -
                                     ---------     ---------

                 LOCKWAVE TECHNOLOGIES, INC.
                (A Development Stage Company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MARCH 31, 2001 AND 2000



 NOTE 3 - INCOME TAXES (Continued)
                                                   October
                                                     12,
                                         Year      1999 to
                                         Ended
                                       March 31,  March 31,
                                         2001        2000
           Total Tax Provision
           (Benefit) from
           Continuing Operations       $      -     $     -
                                      ==========    ========
           The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

           Federal Income Tax Rate         34.0%       34.0%
           Effect of Valuation
           Allowance                     (34.0)%     (34.0)%
                                      ----------    --------
           Effective Income Tax Rate        0.0%        0.0%
                                      ==========    ========

           At March 31, 2001, the Company had net carryforward losses of approximately $255,000. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

           Deferred tax assets and liabilities reflect the
           net tax effect of temporary differences between
           the  carrying amount of assets and  liabilities
           for  financial reporting purposes  and  amounts
           used  for  income  tax  purposes.   Significant
           components of the Company's deferred tax assets
           and  liabilities as of March 31, 2001 and  2000
           are as follows:

                                                 March 31,
                                            2001           2000
           Deferred Tax Assets
           Loss Carryforwards              $   86,700     $   32,000

           Less:  Valuation Allowance        (86,700)       (32,000)
                                           ----------     ----------
           Net Deferred Tax Assets         $        -     $        -
                                           ==========     ===========


           Net operating loss carryforwards expire in 2021.









                           - 10 -
                 LOCKWAVE TECHNOLOGIES, INC.
                (A Development Stage Company)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MARCH 31, 2001 AND 2000



  NOTE 4 - RELATED PARTY TRANSACTIONS

           Lockwave      shared     office     facilities,
           administrative overhead as well  as  a  product
           development  team  with its former  Parent  and
           other  wholly-owned subsidiaries of the Parent.
           Substantially all operating activity  was  paid
           by the former Parent, initially recorded on the
           Parent's  books  and  then  allocated  to   the
           Parent's subsidiaries, including Lockwave.  All
           direct  costs  are specifically identified  and
           allocated  to Lockwave, while all  other  costs
           are   allocated   to  Lockwave   based   on   a
           proportional  cost allocation method.   All  of
           the amounts allocated to Lockwave have been recorded as contributed capital at March 31, 2001 and 2000. Management believes that the cost allocations are reasonable and approximate the expenses that Lockwave would have incurred had it operated as a stand-alone entity.

           The  Parent  has allocated expenses for  office
           facilities    and   administrative    expenses,
           including, but not limited, to rent, utilities,
           office   equipment,   professional   fees   and
           administrative  salaries and related  benefits.
           For the year ended March 1, 2001, and for the period October 12, 1999 (inception) through
           March 31, 2000, these expenses amounted to $35,151 and $24,240, respectively.

           Additionally, the Parent allocated expenses for
           product and website development, including, but
           not  limited to, programmer salaries (based  on
           the amount of time specifically devoted to each
           project)   and   related   benefits,    website
           development  costs  and web  hosting  services.
           For  the year ended March 31, 2001 and for  the
           period  October  12,  1999 (inception)  through
           March  31,  2000,  these  expenses  amount   to
           $94,269 and $69,861, respectively.



                           - 11 -

Item 8. Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure.

None


                          PART III

Item 9. Directors, Executive Officers, Promoters and Control
Persons; Compliance With Section 16(a) of the Exchange Act.

MANAGEMENT

The following table sets forth the names, ages and positions of our executive officers and directors:

Name                      Age      Position and Offices with
                                   the Company
------------------------------------------------------------

Paul S. Steo               24      President, Secretary,
                                   Treasurer and Director


Paul Steo took over as the sole officer of the Company immediately after Greg Corcoran resigned on January 24, 2001. Mr. Steo currently handles all administrative duties for the Company. Prior to obtaining the position with Lockwave, Mr. Steo worked as a financial operations analyst for a division of Ambac Financial Group. From 1994 to 1998
Prior to Ambac, Mr. Steo worked at Paychex, Inc. providing administrative and accounting services. Mr. Steo holds a B.S. in Accounting from Binghamton University.


Item 10. Executive Compensation.

No compensation has been paid to any of the current Officers or Directors of the Company. We expect that a compensation plan for our Officers and Directors will be adopted and may include cash and/or stock consideration.

Item 11. Security Ownership of Certain Beneficial Owners and

Management.

The following table sets forth certain information, as of March 31, 2001, regarding beneficial ownership of our common stock by

- each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock; - each of our directors;

- each of the named executive officers; and - all of our current executive officers and directors as a group.

Name of                    Number of Shares
Beneficial Owner           Beneficially Owned(1)
Percent of Class (1)
----------------           ---------------------

IMOJO, Inc.                    24,125,000   64.7%

Paul S. Steo                        0          0%

All executive Officers and
Directors as a group                0          0%


Item 12. Certain Relationships and Related Transactions.

Lockwave shares office facilities, administrative overhead as well as a product development team with the Parent and other wholly-owned subsidiaries of the Parent. Substantially all operating activity is paid by the Parent, initially recorded on the Parent's books and then allocated to the Parent's subsidiaries, including Lockwave. All direct costs are specifically identified and allocated to Lockwave, while all other costs are allocated to Lockwave based on a proportional cost allocation method. All of the amounts allocated to Lockwave have been recorded as contributed capital at March 31, 2001. Management believes that the cost allocations are reasonable and approximate the expenses that Lockwave would have incurred had it operated as a stand-alone entity.

The Parent has allocated expenses for office facilities and administrative expenses, including, but not limited, to rent, utilities, office equipment, professional fees and administrative salaries and related benefits. For the year ended March 31, 2001 and for the period October 12, 1999 (inception) through March 31, 2001, these expenses amounted to $35,151 and $24,240 respectively.

Additionally, the Parent allocated expenses for product and website development, including, but not limited to, programmer salaries (based on the amount of time specifically devoted to each project) and related benefits, website development costs and web hosting services. For the year ended March 31, 2001 and for the period October 12, 1999 (inception) through March 31, 2000, these expenses amounted to $94,269 and $69,861 respectively.


Item 13. Exhibits and Reports on Form 8-K.


          2.1       Agreement and Plan of Merger dated
                    September 25, 2000, including exhibits
                    (incorporated by reference to the
                    amended Form 8-K, filed on February 7,
                    2001).

          2.2       Amendment to Agreement and Plan of
                    Merger dated January 24, 2001
                    (incorporated by reference to the
                    amended Form 8-K, filed on February 7,
                    2001).

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

          21        Subsidiaries

                    AMOL, Inc. - Incorporated in Delaware

Reports on 8-K:

On February 7, 2001 and April 9, 2001, the Company filed a
Form 8-K and Form 8-K/A, respectively, regarding the Agreement and Plan of Merger and the Amendment to Agreement and Plan of Merger.


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



                           Date: July 16, 2001