Form 10QSB
period 2001-06-30
LOCKWAVE TECHNOLOGIES INC
filed 2001-08-20
CIK 1003933

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM 10-QSB
    QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT
                          REPORTING REQUIREMENTS

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2001.

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

There are 37,295,000 shares of common stock issued and outstanding as of July 16,2001.
                      PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited financial statements for the quarter ended June 30, 2001.


                        LOCKWAVE TECHNOLOGIES, INC.
                       (A Development Stage Company)
                        CONSOLIDATED BALANCE SHEETS



                                                      June 30, 2001
                                                      -------------=
     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                  $      -
                                                          -----------
     Total assets                                            $      -
                                                          ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Accounts payable                                          $ 27,610
   Payable for acquisition                                  2,000,000
                                                          -----------
     Total current liabilities                              2,027,610
                                                          -----------
STOCKHOLDERS' (DEFICIT) EQUITY
  Common stock, $0.001 par value;
   50,000,000 shares authorized,
    37,295,000 and 24,125,000 shares issued and                37,295
outstanding
  Additional paid-in-capital                              (1,809,605)
   Deficit accumulated during the development stage         (255,300)
                                                          -----------
     Total stockholders' (deficit) equity                 (2,027,610)
                                                          -----------
     Total liabilities and stockholders'(deficit) equity    $       -
                                                          ===========

                           LOCKWAVE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          October 12,
                                                                              1999
                                          Qtr Ended       Qtr Ended      (inception) to
                                           June 30,        June 30,         June 30,
                                             2001            2000             2001

Revenue                                       $     -           $     -         $     -

Product and website development                     -            26,683         164,130
Selling, general and administrative
 expenses                                           -            20,634          91,170
                                           ----------        ----------      ----------
Loss from operations before
 provision for income taxes                         -          (47,317)       (255,300)

Provision for income taxes                          -                 -               -
                                           ----------        ----------      ----------
Net loss                                            -        $ (47,317)     $ (255,300)
                                           ==========        ==========      ==========
Net loss per share - basic and diluted              -          $      -         $(0.01)
                                           ==========        ==========      ==========
Weighted average number of common
shares outstanding                         37,295,000        24,125,000      27,438,471
                                           ==========        ==========      ==========

                           LOCKWAVE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                        Deficit
                                                                                      Accumulated
                                                                       Additional     During the
                                                 Common Stock            Paid-in      Development
                                             Shares       Amount         Capital         Stage          Total
Balance, October 12, 1999 (Inception)                -       $     -        $     -        $     -        $      -
                                                                   -

Sale of common stock, October 12, 1999      24,125,000        24,125    (   24,115)              -              10

Expenses paid by shareholder                         -             -         94,101              -          94,101

Capital contribution                                 -             -          4,159              -           4,159

Net loss                                             -             -              -     (  94,101)      (  94,101)
                                          ------------    ----------   ------------    -----------    ------------
Balance, March 31, 2000                     24,125,000        24,125         74,145     (  94,101)           4,169

Acquisition of public shell corporation,
 January 24, 2001                           13,170,000        13,170     (  13,170)              -               -

Cash to be paid for acquisition                      -             -    (2,000,000)              -     (2,000,000)

Capital contribution                                 -             -        129,420              -         129,420

Net loss                                             -             -              -     ( 161,199)      ( 161,199)
                                          ------------    ----------   ------------    -----------    ------------
Balance, March 31, 2001                     37,295,000      $ 37,295   $(1,809,605)    $( 255,300)    $(2,027,610)
Balance, June 30, 2001                      37,295,000      $ 37,295   $(1,809,605)    $( 255,300)    $(2,027,610)
                                          ============    ==========   ============    ===========    ============

                           LOCKWAVE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           October 12, 1999
                                             Qtr Ended        Qtr Ended       (Inception)
                                              June 30,         June 30,       to June 30,
                                                2001             2000            2001

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $                $(47,317)         $(255,300)
  Expenses paid by shareholder                                    47,317            223,521
  Increase in accounts payable                                         -             27,610
NET CASH (USED IN) PROVIDED BY OPERATING
ACTIVITIES                                             -               -            (4,169)
                                                --------      ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES -
  Sale of common stock                                 -               -                 10
  Capital contributions                                -               -              4,159
                                                --------      ----------         ----------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                             -               -              4,169
                                                --------      ----------         ----------
NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                            -               -                  -

CASH AND CASH EQUIVALENTS -
 beginning of period                                   -               -                  -
                                                --------      ----------         ----------
CASH AND CASH EQUIVALENTS - end of period        $     -        $      -           $      -
                                                ========      ==========         ==========

  SUPPLEMENTAL INFORMATION:

     During the period October 12, 1999 to June 30, 2001, the Company paid no cash for interest or income taxes.

                        LOCKWAVE TECHNOLOGIES, INC.
                       (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 2001


 NOTE   1   -    DESCRIPTION  OF  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT
                 ACCOUNTING POLICIES

           Nature of Operations
           Lockwave Technologies, Inc. (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO. 7. The Company was incorporated under the laws of the state of Nevada on August 28, 1995.

           Interim Financial Information
           The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in form 10-KSB for the year ended March 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months ended June 30, 2001 are not necessarily indicative of results of operations to be expected for the full year.

           Subsequent Events
           On July 17, 2001 the Company issued 735,000 shares of 144 restricted common stock to 9 parties for services valued at $14,700.
           On August 10, 2001 the company issued 1,250,000 shares of its common stock to 2 individuals for legal and consulting services performed on the Company's behalf. The issuance of shares was made pursuant to a Legal Services Plan (the "Plan") adopted by the Board of Directors on June 29, 2001. The Board has equated this number of shares to the value of the legal or consulting services provided or to be provided by these individuals.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF
OPERATIONS

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS These statements are forward-looking in nature and involve a number of risks and uncertainties. Forward-looking statements include statements about our future business plans and strategies, statements about our need for working capital, future revenues, results of operations and most other statements that are not historical in nature. In this Report, forward-looking statements are generally identified by the words "intend", "plan", "believe", "expect", "estimate", "could", "may", "will", and the like. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from those expressed or implied.

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS The following discussion should be read in conjunction with the financial statements of the Company and related notes included elsewhere in this Report and in the Company's Annual Report on Form 10-KSB for the period from inception to March 31, 2001. All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results or other expectations expressed in the Company are forward-looking statements. Generally, the words "anticipate," "believe," "estimate," "expects," "will," and similar expressions as they relate to the Company and/or its management, are intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially could be the inability of the Company to obtain additional financing to meet its capital requirements, needs and general business and economic conditions as well as technological developments.

OVERVIEW
The Company has a limited history of operations and no history of profitability. It was incorporated as Professional Mining Consultants, Inc. on August 28, 1995 in the state of Nevada. The Company was originally organized for the purpose of setting up a Mining Consultant and Engineering office in Las Vegas, Nevada. The objective was to pursue consulting and management contracts with startup and small mining companies who are seeking professional and management expertise. The Company was to focus on and specialized in developing strategies, extraction and process technology, management and engineering for both open pit and placer gold, silver and platinum mining operations. In September 1999, the Company abandoned its original business plan as noted above and decided to pursue endeavors to seek a company or companies that it can acquire or with whom it can merge.
The Company's common stock underwent a 2:1 forward split on May 2, 2000, effective on May 16, 2000. This increased the number of shares outstanding from 4,890,000 to 9,780,000 without changing the authorized common stock. No change in the rights or ownership percentage of the holders has occurred as a result of the forward split.
On May 12, 2000 the Company's predecessor, Professional Mining Consultants, Inc. ("PFMC"), approved the Exchange Agreement between itself and a company then known as 591519 BC Ltd. (d.b.a. AudioMonster Online). Under the terms of the Agreement, the Company exchanged 2,000,000 shares of its common stock for all of the shares of capital stock of 591519 BC Ltd. PFMC was the legal acquirer. Upon completion of the Exchange Agreement, PFMC changed its name to AudioMonster Online, Inc. For accounting purposes, this acquisition has been treated as a recapitalization of 591519 BC Ltd. (d.b.a. AudioMonster Online). On June 5, 2000 591519 BC Ltd. changed its name to AudioMonster Online, Inc. As a result two corporations exist with the name AudioMonster Online, Inc. in both Nevada and British Columbia with the British Columbia company as a subsidiary of the Nevada company. On June 20, 2000 the Company entered into share purchase agreement with Asset Mix Investments Limited ("AMIL") to acquire 100% of the outstanding shares of ADS Technologies Inc. and paid non refundable deposits totaling $600,000 pursuant to the share purchase agreement. On July 15, 2000 the Company missed a payment pursuant to the payment schedule and AMIL elected to terminate the share purchase agreement on July 17, 2000. The Company has received a legal opinion that there is very little chance of recovering the deposit amount and had chosen to write down the deposit amount.
On September 19, 2000, the Company incorporated a wholly-owned subsidiary named AMOL Inc. in Delaware. which entered into an an Agreement and Plan of Merger with Lockwave, Inc., a Delaware corporation on September 25, 2000. Under the terms of the agreement, the Company would issue 4,500,000 shares of its common stock to Imojo, Inc., the sole shareholder of Lockwave, Inc., provide a cash payment of $3,000,000 and a transfer of 3,625,000 shares of common stock by existing shareholders of the Company in exchange for all of the issued and outstanding common stock of Lockwave.
On September 25, 2000, the Company commenced the acquisition of Lockwave, Inc. ("Lockwave") by its wholly-owned subsidiary, AMOL, Inc. Lockwave had no assets or liabilities or operations at the time of acquisition. A deposit of $250,000 was paid and the Company's common shares were issued and transferred on October 3, 2000. An additional payment of $250,000 was made in December 2000.
On September 25, 2000 on the closing of the Lockwave agreement and plan of merger, Paul Steo became a director of the Company.
On September 27, 2000 the Company terminated all licenses with its artist under contract. The company has chosen to write down all advances paid to the artists and remaining inventory of CD audio disks which was provided at no cost to the artists as compensation for the Company not fulfilling its license agreements.
On September 27, 2000 the Company abandoned its AudioMonster online music business plan and decided to focus all resources on completion of the Lockwave merger and implementation of the Lockwave Business Model.
On January 24, 2001 the terms of the Merger Agreement were amended, 100% of the outstanding common stock of Lockwave was acquired by Audiomonster in exchange for 24,125,000 shares of common stock of Audiomonster issued to IMOJO, plus cash consideration of $2,000,000 (excluding amounts previously paid). As a result, IMOJO owns approximately 65% of the outstanding shares of Audiomonster. This transaction was accounted for as a reverse acquisition whereby IMOJO was the acquirer of Audiomonster for accounting purposes. The historical financial statements of Audiomonster, prior to the January 24, 2001 transaction, will become those of Lockwave.
No Payments for the amended cash portion of the merger have been made. They were scheduled to be paid on the following dates: February 1, 2001, $250,000; March 1, 2001, $250,000;
April 1,2001, $500,000; May 1, 2001, $500,000; June 1, 2001,
$500,000.
The $2,000,000 payable for the acquisition will remain on the books of the Company as a liability until it is paid or negotiated. No default or late fees have yet been charged and the Company plans to negotiate payment for the $2,000,000. The payment may include cash and/or stock consideration. As of June 30, 2001 the Company had a total stockholders' deficit of $2,027,610.
See Notes to the Financial Statements for a description of the Company's significant accounting policies.

RESULTS OF OPERATIONS
The Company was not operating prior to October 12, 1999, and had only incurred minimal start-up expenses as of that date. There were no operations for the Qtr ended June 30, 2001, net revenues were $0 and net loss was $0. For the previous year the company had operations with net revenues of $0 and a net loss for the period of $47,317.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2001, the Company had a cash balance of $0. The Company's total accumulated deficit remained at a balance of $255,300.
On January 24, 2001, the purchase agreement for Lockwave was amended. The amendment provided for the issuance of an additional 12,000,000 shares of common stock and a reduction in the remaining cash payment from $2,750,000 to $2,000,000. In consideration for the reduction in the cash payment, the Company issued 3,000,000 shares of common stock.
As a result of the issuance of the additional shares described in the proceeding paragraph the former shareholder of Lockwave acquired control of the Company. This acquisition will be recorded as a reverse acquisition of the Company by Lockwave. The financial statements include the accounts of Lockwave from inception and of the Company from January 24, 2001.

Plan of Operations
The Company states that its cash on hand and cash from operations is not sufficient to fund the development of the Lockwave business plan. The Company has suspended operations and implementation of the Lockwave Technologies business plan until funds are raised for working capital. The Company plans to take the following steps that it believes will be sufficient to provide it with the ability to continue in existence:

- The Company is presently contemplating a private placement of equity securities and/or convertible debt.
- The Company is seeking acquisitions with operating companies.

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

Subsequent Events
On July 17, 2001 the Company issued 735,000 shares of 144 restricted common stock to 9 parties for services valued at $14,700.
On August 10, 2001 the company issued 1,250,000 shares of its common stock to 2 individuals for legal and consulting services performed on the Company's behalf. The issuance of shares was made pursuant to a Legal Services Plan (the
"Plan") adopted by the Board of Directors on June 29, 2001.
The Board has equated this number of shares to the value of the legal or consulting services provided or to be provided by these individuals.


                 PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action has been threatened by or against the Company.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 17, 2001 the Company issued 735,000 shares of 144 restricted common stock to 9 parties for services valued at $14,700.

ITEM 4.      SUBMISSION  OF  MATTERS TO A VOTE  OF  SECURITY
          HOLDERS

No such matters were submitted during the most

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       EXHIBITS     DESCRIPTION

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

Reports on Form 8-K:  None

                         SIGNATURES

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Lockwave Technologies, Inc.



                           By:/s/ Paul Steo
                              Paul Steo, President

                           Date: August 20, 2001