Form 10QSB
period 2001-09-30
LOCKWAVE TECHNOLOGIES INC
filed 2001-11-14
CIK 1003933

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,
2001.

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

There are 39,280,000 shares of common stock issued and outstanding as November 14, 2001.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited financial statements for the quarter ended September
30, 2001.


                   LOCKWAVE TECHNOLOGIES, INC.
                  (A Development Stage Company)
                   CONSOLIDATED BALANCE SHEET
                           (Unaudited)


                                                       September 30, 2001

     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                  $      -
                                                          -----------
     Total assets                                            $      -
                                                          ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Accounts payable                                          $ 27,610
   Payable for Acquisition                                $ 2,000,000
                                                          -----------
     Total current liabilities                            $ 2,027,610
                                                          -----------
STOCKHOLDERS' DEFICIT
  Common stock, $0.001 par value;
   50,000,000 shares authorized,
    39,280,000 shares issued and outstanding                   39,280
  Additional paid-in-capital                              (1,764,540)
   Deficit accumulated during the development stage         (302,350)
                                                          -----------
    Total stockholders' deficit                            (2,027,610
                                                          -----------
    Total liabilities and stockholders' (deficit)
     equity                                                 $       -
                                                          ===========

                           LOCKWAVE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                          October 12,
                                                                                                             1999
                                                  Three months ended             Six months ended       (inception) to
                                                    September 30,                 September 30,          September 30,
                                                 2001           2000           2001           2000           2001
                                               --------       --------        -------       --------      -----------
  Revenue                                   $         -       $         -    $         -     $        -    $         -

  Product and website development                     -            67,586              -         94,269        164,130
  Selling, general and administrative            47,050            46,296         47,050         66,930        138,220
  expenses
                                            -----------       -----------    -----------     ----------    -----------
  Loss from operations before
   provision for income taxes                  (47,050)         (113,882)       (47,050)      (161,199)      (302,350)

  Provision for income taxes                          -                 -              -              -              -
                                            -----------       -----------    -----------     ----------    -----------
  Net loss                                  $  (47,050)       $ (113,882)    $  (47,050)    $ (161,199)    $ (302,350)
                                            ===========       ===========    ===========     ==========    ===========
  Net loss per share - basic and diluted    $         -       $         -    $         -    $    (0.01)        $(0.01)
                                            ===========       ===========    ===========     ==========    ===========
  Weighted average number of common shares
   outstanding                               38,587,120        24,125,000     37,951,805     24,125,000     28,859,233
                                            ===========       ===========    ===========     ==========    ===========

                           LOCKWAVE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                         Deficit
                                                                                       Accumulated
                                               Common Stock            Additional       During the
                                               -----------               Paid-in       Development
                                          Shares         Amount          Capital          Stage            Total
                                         ---------     ----------       ---------      -----------       ---------
Balance, October 12, 1999                       -         $       -      $        -    $         -     $         -
(Inception)

Sale of common stock, October 12,      24,125,000            24,125      (  24,115)              -              10
1999

Expenses paid by shareholder                    -                 -          94,101              -          94,101

Capital contribution                            -                 -           4,159              -           4,159

Net loss                                        -                 -               -     (  94,101)      (  94,101)
                                      -----------        ----------    ------------  -------------    ------------
Balance, March 31, 2000                24,125,000         $  24,125      $   74,145    $(  94,101)     $     4,169

Acquisition of public shell
 corporation,January 24, 2001          13,170,000            13,170       ( 13,170)              -               -

Cash to be paid for acquisition                 -                 -     (2,000,000)              -     (2,000,000)

Capital contribution                            -                 -         129,420              -         129,420
                                      -----------        ----------    ------------  -------------    ------------
Balance, March 31, 2001                37,295,000         $  37,295    $(1,809,605)    $( 255,300)    $(2,027,610)


Issuance of shares for services,          735,000               735          21,315              -          22,050
July 17, 2001 (Unaudited)
Issuance of shares for services,        1,250,000             1,250          23,750              -          25,000
August 10, 2001 (Unaudited)

Net loss (Unaudited)                            -                 -               -       (47,050)        (47,050)
                                      -----------        ----------    ------------  -------------    ------------
Balance, September 30, 2001
(Unaudited)                            39,280,000           $39,280    $(1,764,540)     $(302,350)    $(2,027,610)
                                      ===========        ==========    ============  =============    ============

                           LOCKWAVE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          October 12, 1999
                                                     Six months ended   Six months ended     (Inception)
                                                       September 30,     September 30,      to September 30,
                                                           2001              2000              2001
                                                       -----------         ---------          --------------
  CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                           $ (47,050)         $ (161,199)          $ (302,350)
     Expenses paid by shareholder                                -             161,199              223,521
     Increase in accounts payable                                -                   -               27,610
     Issuance of common stock for services                  47,050                                   47,050
                                                      ------------         -----------          -----------
  NET CASH (USED IN) PROVIDED BY OPERATING
  ACTIVITIES                                                     -                   -              (4,169)
                                                      ------------         -----------          -----------
  CASH FLOWS FROM FINANCING ACTIVITIES -
     Sale of common stock                                        -                   -                   10
     Capital contributions                                       -                   -                4,159
                                                      ------------         -----------          -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                      -                   -                4,169
                                                      ------------         -----------          -----------
  NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                    -                   -                    -

  CASH AND CASH EQUIVALENTS -
   beginning of period                                           -                   -                    -
                                                      ------------         -----------          -----------
  CASH AND CASH EQUIVALENTS - end of period              $       -         $         -          $         -
                                                      ============         ===========          ===========

  SUPPLEMENTAL INFORMATION:
     During  the  period October 12, 1999 to September  30,
     2001, the Company paid no cash for interest or income taxes.
     Non-Cash Financial Activities:
     On July 17, 2001, 735,000 shares of common stock, valued at $22,050, were issued for services provided to the Company.
     On August 10, 2001, 1,250,000 shares of common stock, valued at $25,000, were issued for legal and consulting services provided to the Company.


                                    -    4 -
                        LOCKWAVE TECHNOLOGIES, INC.
                       (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 2001
                                (Unaudited)

 NOTE  1 -  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
 POLICIES

           Nature of Operations
           Lockwave Technologies, Inc. (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO. 7. The Company was incorporated under the laws of the state of Nevada on August 28, 1995.

           Interim Financial Information
           The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in form 10-KSB for the year ended March 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the six months ended September 30, 2001 are not necessarily indicative of results of operations to be expected for the full year.

           Issuance of Shares
           On July 17, 2001 the Company issued 735,000 shares of 144 restricted common stock to 9 parties for services valued at $22,050, the fair value of the stock issued.
           On August 10, 2001 the company issued 1,250,000 shares of its common stock to 2 individuals for legal and consulting services performed on the Company's behalf. The issuance of shares was made pursuant to a Legal Services Plan (the "Plan") adopted by the Board of Directors on June 29, 2001. The legal and consulting services provided were valued at $25,000, the fair value of the stock issued.







ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF
OPERATIONS



NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This report contains statements that are forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe" and similar language. These statements involve known and unknown risks, including those resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities, and other business conditions, and are subject to uncertainties and assumptions set forth elsewhere in this registration statement. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update these statements.

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

The $2,000,000 payable for the acquisition will remain on the books of the Company as a liability until it is paid or negotiated. No default or late fees have yet been charged and the Company plans to negotiate payment for the $2,000,000. The payment may include cash and/or stock consideration

The Company issued the following shares of common stock for services:

On July 17, 2001 the Company issued 735,000 shares of 144 restricted common stock to 9 parties for services valued at $22,050.

On August 10, 2001 the company issued 1,250,000 shares of its common stock to 2 individuals for legal and consulting services performed on the Company's behalf. The issuance of shares was made pursuant to a Legal Services Plan (the
"Plan") adopted by the Board of Directors on June 29, 2001. The legal and consulting services provided were valued at $25,000, the fair value of the stock issued.

As of September 30, 2001 the Company had a total stockholders' deficit of $2,027,610.

See Notes to the Financial Statements for a description of the Company's significant accounting policies.

RESULTS OF OPERATIONS

The Company was not operating prior to October 12, 1999, and had only incurred minimal start-up expenses as of that date. There were only administrative operations for the 6 months ended September 30, 2001, in which payment was made with the issuance of common stock. Net revenues for the Qtr were $0 and net loss was $47,050. For the previous year the company had operations with net revenues of $0 and a net loss for the period of $113,882.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company had a cash balance of $0. The Company's total deficit accumulated during the development stage increased to a balance of $302,350. The
Company's total liabilities are $2,027,610, in which $2,000,000 is payable for the acquisition and $27,610 are accrued expenses.

On January 24, 2001, the purchase agreement for Lockwave was amended. The amendment provided for the issuance of an additional 12,000,000 shares of common stock and a reduction in the remaining cash payment from $2,750,000 to $2,000,000. In consideration for the reduction in the cash payment, the Company issued 3,000,000 shares of common stock.

As a result of the issuance of the additional shares described in the proceeding paragraph the former shareholder of Lockwave acquired control of the Company. This acquisition was recorded as a reverse acquisition of the Company by Lockwave. The financial statements include the accounts of Lockwave from inception and of the Company from January 24, 2001.

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

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS


On July 17, 2001 the Company issued 735,000 shares of 144 restricted common stock to 9 parties for services valued at $14,700. There were no other issuances of securities during the current quarter, which were not registered under the Securities Act.

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

On  August  10, 2001, the Company filed a Current Report  on
Form 8-K regarding a change in control of the Company.

                         SIGNATURES

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Lockwave Technologies, Inc.



                           By: /s/ Paul Steo
                              Paul Steo, President



                           Date: November 14, 2001