Form 10QSB
period 2001-12-31
LOCKWAVE TECHNOLOGIES INC
filed 2002-02-12
CIK 1003933

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER  31,
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

1940 Deer Park Avenue, #390, Deer Park, NY 11729
(Address of principal executive offices)

Registrant's telephone number, including area code (516) 977-3425

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 39,280,000 shares of common stock issued and outstanding as of February 11, 2002.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited financial statements for the quarter ended December 31, 2001.



                           LOCKWAVE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                     December 31, 2001

     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                $      -
                                                        -----------
     Total assets                                          $      -
                                                        ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Accounts payable                                        $ 27,610
                                                        -----------
     Total current liabilities                             $ 27,610
                                                        -----------
STOCKHOLDERS' DEFICIT
  Common stock, $0.001 par value;
   50,000,000 shares authorized,
    39,280,000 shares issued and outstanding                 39,280
  Additional paid-in-capital                                235,460
   Deficit accumulated during the development stage       (302,350)
                                                        -----------
     Total stockholders' deficit                          ( 27,610)
                                                        -----------
     Total liabilities and stockholders' (deficit)
       equity                                             $       -
                                                        ===========




                                      - 1 -

                           LOCKWAVE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                             October 12,
                                                                                                1999
                                         Three months ended         Nine months ended       (inception) to
                                            December 31,               December 31,         December 31,
                                          2001         2000         2001           2000         2001

Revenue                                   $    -       $     -        $     -       $     -      $     -

Product and website development                -             -              -        94,269      164,130
Selling, general and
 administrative expenses                       -             -         47,050        66,930      138,220
                                     -----------    ----------     ----------   -----------  -----------
Loss from operations before
 provision for income taxes                    -             -       (47,050)     (161,199)    (302,350)

Provision for income taxes                     -             -              -             -            -
                                     -----------    ----------     ----------   -----------  -----------
Net loss                               $       -    $        -     $ (47,050)   $ (161,199)  $ (302,350)
                                     ===========    ==========     ==========   ===========  ===========
Net loss per share - basic and         $       -     $       -      $       -      $ (0.01)    $  (0.01)
diluted
                                     ===========    ==========     ==========   ===========  ===========
Weighted average number of common
shares outstanding                    39,280,000    24,125,000     38,369,167    24,125,000   29,848,611
                                     ===========    ==========     ==========   ===========  ===========




                                      - 2 -

                           LOCKWAVE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                  Deficit
                                                                                Accumulated
                                                                   Additional    During the
                                             Common Stock           Paid-in     Development
                                          Shares       Amount       Capital        Stage        Total
Balance, October 12, 1999
(Inception)                                      -     $       -     $       -     $       -  $       -

Sale of common stock, October 12,
1999                                    24,125,000        24,125     (  24,115)            -         10

Expenses paid by shareholder                     -             -        94,101             -     94,101

Capital contribution                             -             -         4,159             -      4,159

Net loss                                         -             -             -      (94,101)    (94,101)
                                       -----------     ---------   -----------    ---------- ----------
Balance, March 31, 2000                 24,125,000      $ 24,125      $ 74,145     $ (94,101    $ 4,169

Acquisition of public shell
corporation, January 24, 2001           13,170,000        13,170     ( 13,170)             -          -


Cash to be paid for acquisition                  -             -   (2,000,000)             - (2,000,000)

Capital contribution                             -             -       129,420             -    129,420

Net loss                                         -             -             -     (161,199)   (161,199)
                                       -----------     ---------   -----------    ---------- ----------
Balance, March 31, 2001                 37,295,000      $ 37,295  $(1,809,605)   $(255,300) $(2,027,610)

Issuance of shares for services,
July 17, 2001                              735,000           735         21,315           -      22,050
Issuance of shares for services,
August 10, 2001                          1,250,000         1,250        23,750             -     25,000
Forgiveness of cash for acquisition              -             -     2,000,000             -  2,000,000

Net loss                                         -             -             -      (47,050)   (47,050)
                                       -----------     ---------   -----------    ---------- ----------
Balance, December 31, 2001              39,280,000      $ 39,280     $ 235,460   $ (302,350) $ (27,610)
                                       ===========     =========   ===========    ========== ==========

                                      - 3 -


                           LOCKWAVE TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Nine months   Nine months      October 12,
                                                             ended          ended           1999
                                                         December 31,   December 31,     (Inception)
                                                             2001           2000         to December
                                                                                             31,
                                                                                            2001

 CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                              $ ( 47,050)       $  (161,199)   $  (302,350)
   Expenses paid by shareholder                                   -            161,199        223,521
   Increase in accounts payable                                   -                  -         27,610
   Issuance of common stock for services                     47,050                            47,050
                                                         -----------       ------------   ------------
 NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES              -                  -      (  4,169)
                                                         -----------       ------------   ------------
 CASH FLOWS FROM FINANCING ACTIVITIES -
   Sale of common stock                                           -                  -             10
   Capital contributions                                          -                  -          4,159
                                                         -----------       ------------   ------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                        -                  -          4,169
                                                         -----------       ------------   ------------
 NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             -                  -              -

 CASH AND CASH EQUIVALENTS -
  beginning of period                                             -                  -              -
                                                         -----------       ------------   ------------
 CASH AND CASH EQUIVALENTS - end of period                 $      -          $       -   $          -
                                                         ===========       ============   ============

  SUPPLEMENTAL INFORMATION:
     During the period October 12, 1999 to December 31, 2001, the Company paid no cash for interest or income taxes.

     Non-Cash Financial Activities:

     On July 17, 2001, 735,000 shares of common stock, valued at $22,050, were issued for services provided to the Company.

     On August 10, 2001, 1,250,000 shares of common stock, valued at $25,000, were issued for legal and consulting services provided to the Company.

                                      - 4 -

                        LOCKWAVE TECHNOLOGIES, INC.
                       (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2001
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

           Interim Financial Information
           The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in form 10-KSB for the year ended March 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the nine months ended December 31, 2001 are not necessarily indicative of results of operations to be expected for the full year.

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

           Forgiveness of Cash Payment for Acquisition
           The Corporation providing services to the Registrant in exchange for the $2,000,000 payable no longer has the ability to provide services. The full $2,000,000 payable has been waived and removed from the Registrants books.

           Subsequent Events
           On January 11, 2002 the Company issued 1,000,000 shares of 144 restricted common stock to the President valued at $10,000, the fair value of the stock issued.
           On January 11, 2002 the Company issued 2,000,000 shares of its common stock to 1 individual for consulting services performed on the company's behalf valued at $20,000, the fair value of the stock issued.


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

The Corporation providing the services in exchange for the $2,000,000 payable no longer has the ability to provide these services.

Since the Corporation cannot provide these services, it has been agreed that the full $2,000,000 payable will be waived.
The $2,000,000 payable has been removed from the Registrant's books to fully reflect this transaction.

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

As of December 31, 2001 the Company had a total stockholders' deficit of $27,610.
See Notes to the Financial Statements for a description of the Company's significant accounting policies.

RESULTS OF OPERATIONS

The Company was not operating prior to October 12, 1999, and had only incurred minimal start-up expenses as of that date. There were only administrative operations for the 9 months ended December 31, 2001, in which payment was made with the issuance of common stock. Net revenues for the Qtr were $0 and net loss was $0. For the previous year the company had operations with net revenues of $0 and a net loss for the period of $0.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, the Company had a cash balance of $0. The Company's total deficit accumulated during the development stage remained at a balance of $302,350. The
Company's total liabilities are $27,610, which represents accrued expenses.

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

Change in Corporate Offices

The corporate address of the Company has been changed to 1940 Deer Park Avenue, #390, Deer Park, NY 11729 and its new telephone and fax number is (516) 977-3425.

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

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no issuances of securities during the current quarter, which were not registered under the Securities Act.

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



                           Date: February 12, 2002