Form 10KSB
period 2002-03-31
LOCKWAVE TECHNOLOGIES INC
filed 2002-06-28
CIK 1003933

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB
                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       For the year ended March 31, 2002

                         Commission File No. 000-27339

================================================================================

                          LOCKWAVE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

               Nevada                            88-0343832
       (State of organization)       (I.R.S. Employer Identification No.)

                1940 Deer Park Avenue, #390, Deer Park, NY 11729
                    (Address of principal executive offices)

              Registrant's telephone number, including area code:

                                 (516) 977-3425

================================================================================

         Securities registered under Section 12(g) of the Exchange Act:

                    Common stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be file by

Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ X ]

Issuer's Revenue during the year ended March 31, 2002: $ 0

As of June 10, 2002, the registrant had 43,480,000 shares of its common stock, $0.001 par value, outstanding. Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of N/A per share (the selling or average bid and asked price) as of June 10, 2002: 304,360.

NOTE: The company's stock is not, and has not, been traded or quoted, and the book value is negative. Therefore, there is no way to ascertain a market value for the stock.

DOCUMENTS INCORPORATED BY REFERENCE:

The Company's form 10-SB/A, filed on January 24, 2000, and the exhibits attached thereto, are incorporated by reference.


=======================================================================================

                                     INDEX

                                                                                   Page
                                     Part I


Item 1.   Description Of Business.....................................................4

Item 2.   Description Of Property.....................................................5

Item 3.   Legal Proceedings...........................................................5

Item 4.   Submission of Matters to a Vote of Security Holders.........................5


                                    Part II


Item 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters.............................................5

Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................................6

Item 7.   Financial Statements and Supplementary Data

          Report of Independent Auditor.............................................F-1

          Balance Sheet
          March 31, 2002 AND 2001...................................................F-2

          Consolidated Statements Of Operations
          Year Ended March 31, 2002 and 2001 and from
          October 12, 1999 (inception) to March 31, 2002............................F-3

          Consolidated Statement Of Stockholders' Equity............................F-4

          Consolidated Statements Of Cash Flows
          Year Ended March 31, 2002 and 2001 and from
          October 12, 1999 (inception) to March 31, 2002............................F-5

          Notes To Consolidated Financial Statements.........................F-6 to F-9

Item 8.   Changes in and Disagreements with Accountants on Accounting
          And Financial Disclosures...................................................7


                                    Part III


Item 9.   Directors and Executive Officers of the Registrant..........................7

Item 10.  Executive Compensation......................................................8

Item 11.  Security Ownership of Certain Beneficial Owners and Management..............8

Item 12.  Certain Relationships and Related Transactions..............................9

Part IV.

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............10

Signatures...........................................................................11

=======================================================================================


                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS.

DESCRIPTION OF BUSINESS

Lockwave Technologies, Inc. ("Lockwave" or the "Company") was incorporated on August 28, 1995 in Nevada under the original name of Professional Mining Consultants, Inc., On May 15, 2000, the Company changed its name to AudioMonster Online, Inc. On March 13, 2001, the Company once again changed its name to Lockwave Technologies, Inc. The Company was formed to provide internet services, offering secure virtual storage and a dynamic MP3 player through one consolidated web- based application and is headquartered in Commack, New York.

Lockwave shared office facilities, administrative overhead as well as a product development team with IMOJO, Inc. ("IMOJO or the Parent") the Parent. Substantially all operating activity was paid by the Parent, initially recorded on the Parent's books and then allocated to Lockwave. From inception to March 31, 2001, all direct costs were specifically identified and allocated to Lockwave, while all other costs were allocated to Lockwave based on a proportional cost allocation method. All of the amounts allocated to Lockwave have been recorded as contributed capital at March 31, 2001. Management believes that the cost allocations are reasonable and approximate the expenses that Lockwave would have incurred had it operated as a stand-alone entity.

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

On July 26, 2001, Imojo Inc. transferred 24,125,000 shares of the common stock of the Company (approximately 65% of the total shares outstanding) to Imojo Group, LLC for forgiveness of debt of Imojo, Inc. by Imojo Group, LLC. The foregoing caused a change in the control of the Company.

As of March 31, 2001 Lockwave no longer shared any costs with Imojo, Inc. and
will no longer do so.   The corporate address of the Company has been changed
to 1940 Deer Park Avenue, #390, Deer Park, NY 11729 and its new telephone and fax number is (516) 977-3425.

Virtual storage is the principal product and service Lockwave provides. This can be marketed worldwide over the Internet. The competition in the online virtual storage business is growing.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None


                                    PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                          Date              High       Low
                     ---------------        ----       ----
                     June 2001              0.12       0.04
                     July 2001              0.04       0.02
                     August 2001            0.04       0.01
                     September 2001         0.02       0.01
                     October 2001           0.01       0.01
                     November 2001          0.01       0.01
                     December 2001          0.02       0.01
                     January 2002           0.02       0.01
                     February 2002          0.03       0.01
                     March 2002             0.02       0.01
                     April 2002             0.01       0.01
                     May 2002               0.01       0.01
                     June 2002              0.01      0.007

Source: Yahoo

As of June 10, 2002, the last reported sale price of the Company's stock was $0.007 per share.

DIVIDEND POLICY

No dividends have been paid by the Company since its inception. We do not anticipate paying dividends on our common stock in the foreseeable future but plan to retain earnings, if any, for the operation and expansion of our business.

HOLDERS

There were 333 stockholders of record of the Company's common stock as of June 10, 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with the financial statements of the Company and related notes included elsewhere in this Report and in the Company's Current Report on Form 8-K for the period from inception to March 31, 2002. All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results or other expectations expressed in the Company are forward-looking statements. Generally, the words "anticipate", "believe", "estimate", "expects", "will", and similar expressions as they relate to the Company and/or its management, are intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially could be the inability of the Company to obtain additional financing to meet its capital requirements, needs and general business and economic conditions as well as technological developments.

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

On January 24, 2001 the terms of the Merger Agreement were amended, 100% of the outstanding common stock of Lockwave was acquired by Audiomonster in exchange for 24,125,000 shares of common stock of Audiomonster issued to IMOJO, plus cash consideration of $2,000,000 (excluding amounts previously paid). As a result, IMOJO owns approximately 65% of the outstanding shares of Audiomonster. This transaction was accounted for as a reverse acquisition whereby Lockwave was the acquirer of Audiomonster for accounting purposes. The historical financial statements of Audiomonster, prior to the January 24, 2001 transaction, will become those of Lockwave.

No Payments for the amended cash portion of the merger have been made. They were scheduled to be paid on the following dates: February 1, 2001, $250,000; March 1, 2001, $250,000; April 1,2001, $500,000; May 1, 2001, $500,000; June 1, 2001,
$500,000.

The Corporation providing services in exchange for the $2,000,000 payable no longer has the ability to provide these services.

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

On Novemeber 1, 2001 the company issued 1,200,000 shares of its common stock to 2 individuals for legal and consulting services performed on the Company's behalf. The legal and consulting services provided were valued at $12,000, the fair value of the stock issued.

On January 11, 2002 the Company issued 1,000,000 shares of 144 restricted common stock to the President valued at $10,000, the fair value of the stock issued.

On January 11, 2002 the Company issued 2,000,000 shares of its common stock to 1 individual for consulting services performed on the company's behalf valued at $20,000, the fair value of the stock issued.

As of March 31, 2002 the Company had a total stockholders' deficit of $48,643.

See Notes to the Financial Statements for a description of the Company's significant accounting policies.

RESULTS OF OPERATIONS

The Company was not operating prior to October 12, 1999, and had only incurred minimal start-up expenses as of that date. There were only administrative operations for the year ended March 31, 2002, in which payment was made with the issuance of common stock and by advances by a shareholder. Net revenues for the Year were $0 and net loss was $110,083.For the previous year the company had operations with net revenues of $0 and a net loss for the period of $161,199.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company had a cash balance of $0. The Company's total deficit accumulated during the development stage increased to a balance of $365,383. The Company's total liabilities are $48,643, which represents accrued expenses and advances by a shareholder.

PLAN OF OPERATIONS

The Company states that its cash on hand and cash from operations is not sufficient to fund the development of the Lockwave business plan. The Company has suspended operations and implementation of the Lockwave Technologies business plan until funds are raised for working capital. The Company plans to take the following steps that it believes will be sufficient to provide it with the ability to continue in existence:

        * The Company is presently contemplating a private placement of equity securities and/or convertible debt.

        *       The Company is seeking acquisitions with operating companies.

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

ITEM 7. FINANCIAL STATEMENTS.


                          LOCKWAVE TECHNOLOGIES, INC.
                         (A Development Stage Company)

                       CONSOLIDATED FINANCIAL STATEMENTS



                                    CONTENTS


                                                                           PAGE

INDEPENDENT AUDITORS' REPORT................................................F-1

CONSOLIDATED BALANCE SHEETS.................................................F-2

CONSOLIDATED STATEMENTS OF OPERATIONS.......................................F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT............................F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS.......................................F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................F-6 - F-9

                          INDEPENDENT AUDITORS' REPORT

                 TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
                  LOCKWAVE TECHNOLOGIES, INC. AND SUBSIDIARY:

We have audited the accompanying consolidated balance sheets of Lockwave Technologies, Inc. and Subsidiary (a Development Stage Company) as of March 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for the years then ended, and for the period from inception (October 12, 1999) to March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of and for the period October 12, 1999 (inception) through March 31, 2000 were audited by other auditors whose report, dated March 20, 2001, expressed an unqualified opinion on those statements. The financial statements for the period October 12, 1999 (inception) through March 31, 2000 reflect total revenues and net loss of $-0-and $94,101, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lockwave Technologies, Inc. and Subsidiary as of March 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended, and for the period from October 12, 1999 (inception) to March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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


                                   /s/ MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                       ----------------------------------------
                                       MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                       Certified Public Accountants

New York, New York
June 25, 2002

                          LOCKWAVE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS



                                                                                March 31,
                                                                       ---------------------------
                                                                          2002            2001
                                                                       ----------       ----------
        ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                     $               -     $          -
        Total assets                                            $               -     $          -

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                              $          32,968     $     27,610
  Advances from stockholder                                                15,675                -
  Payable for acquisition                                                       -        2,000,000
        Total current liabilities                                          48,643        2,027,610

STOCKHOLDERS' DEFICIT
  Common stock, $0.001 par value;
    50,000,000 shares authorized,
         43,480,000 and 37,295,000 shares issued and outstanding           43,480           37,295
  Additional paid-in-capital                                              273,260       (1,809,605)
  Deficit accumulated during the development stage                       (365,383)        (255,300)
        Total stockholders' deficit                                       (48,643)      (2,027,610)

        Total liabilities and stockholders' deficit            $                -     $          -
                                                                       ----------       ----------

The accompanying notes are an integral part of these consolidated financial statements.


                          LOCKWAVE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                           October 12,
                                                                    Year Ended                 1999
                                                                    March 31,             (inception) to
                                                            -------------------------         March 31,
                                                               2002            2001            2002
                                                            ----------     ----------     --------------
Revenue                                                  $           -   $          -    $             -

Product and website development                                      -         94,269            164,130
General and administrative expenses                            110,083         66,930            201,253
                                                            ----------     ----------     --------------
Loss from operations before provision for income taxes        (110,083)      (161,199)          (365,383)

Provision for income taxes                                           -              -                  -
                                                            ----------     ----------     --------------
Net loss                                                 $    (110,083)  $   (161,199)   $      (365,383)
                                                            ==========     ==========     ==============
Net loss per share - basic and diluted                   $           -   $      (0.01)   $         (0.01)
                                                            ==========     ==========     ==============
Weighted average number of common shares
 outstanding                                                39,707,940     26,542,507         31,292,583
                                                            ==========     ==========     ==============

The accompanying notes are an integral part of these consolidated financial statements.


                          LOCKWAVE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                 Deficit
                                                                                               Accumulated
                                                     Common Stock                Additional     During the
                                              -----------------------------      Paid-in        Development
                                                  Shares            Amount       Capital          Stage           Total
                                              --------------   ------------    -----------    -------------    ------------

Balance, October 12, 1999 (Inception)          $           -      $       -    $         -      $         -    $          -

Sale of common stock, October 12, 1999            24,125,000         24,125        (24,115)               -              10
Expenses paid by shareholder                               -              -         94,101                -          94,101
Capital contribution                                       -              -          4,195                -           4,159
Net loss                                                   -              -              -          (94,101)        (94,101)
                                              --------------   ------------    -----------    -------------    ------------
Balance, March 31, 2000                           24,125,000         24,125         74,145          (94,101)          4,169

Acquisition of public shell
 corporation, January 24, 2001                    13,170,000         13,170        (13,170)               -               -
Cash to be paid for acquisition                            -              -     (2,000,000)               -      (2,000,000)
Capital contribution                                       -              -        129,420                -         129,420
Net loss                                                   -              -              -         (161,199)       (161,199)
                                              --------------   ------------    -----------    -------------    ------------
Balance, March 31, 2001                           37,295,000         37,295     (1,809,605)        (255,300)     (2,027,610)

Shares issued for services - July 17, 2001           735,000            735         21,315                -          22,050
Shares issued for services - August 10, 2001       1,250,000          1,250         23,750                -          25,000
Shares issued for services - November 14, 2001     1,200,000          1,200         10,800                -          12,000
Shares issued for services - January 11, 2002      3,000,000          3,000         27,000                -          30,000
Forgiveness of cash for acquisition                        -              -      2,000,000                -       2,000,000
Net loss                                                   -              -              -         (110,083)       (110,083)
                                              --------------   ------------    -----------    -------------    ------------
Balance, March 31, 2002                           43,480,000      $  43,480    $   273,260      $  (365,383)   $    (48,643)
                                              ==============   ============    ===========    =============    ============

The accompanying notes are integral part of these consolidated financial statements.


                          LOCKWAVE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               October 12,
                                                        Year Ended                 1999
                                                        March 31,             (inception) to
                                                ---------------------------       March 31,
                                                   2002             2001            2002
                                                ----------       ----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                               $     (110,083)    $   (161,199)  $    (365,383)
     Expenses paid by shareholder                   15,675          129,420         239,196
     Stock-based compensation                       89,050                -          89,050
     Change in accounts payable                      5,358           27,610          32,968
                                                ----------       ----------     -----------
NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES                                     -           (4,169)         (4,169)
                                                ----------       ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                                -                -              10
     Capital contributions                               -                -           4,159
                                                ----------       ----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                -                -           4,169
                                                ----------       ----------     -----------
NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS                                         -           (4,169)              -

CASH AND CASH EQUIVALENTS
  beginning of period                                    -           (4,169)              -
                                                ----------       ----------     -----------
CASH AND CASH EQUIVALENTS -
  end of period                             $            -     $          -   $           -
                                                ==========       ==========     ===========
        SUPPLEMENTAL INFORMATION:

  During the period October 12, 1999 to March 31, 2002, the Company paid no cash for interest or income taxes.

        NON-CASH FINANCIAL ACTIVITY:

  During the year ended March 31, 2002, the Company issued 6,185,000 shares of common stock, valued at $89,050, for services and compensation.

The accompanying notes are an integral part of these consolidated financial statements.


                          LOCKWAVE TECHNOLOGIES, INC.
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2002 AND 2001



NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

        The accompanying financial statements include the accounts of Lockwave Technologies, Inc. ("Lockwave Technologies"), formerly Audiomonster Online, Inc., a Nevada corporation formed on August 28, 1995 as Professional Mining Consultants, Inc. and its wholly owned subsidiary Lockwave, Inc. ("Lockwave"), a Delaware corporation formed on October 12, 1999. Lockwave Technologies and Lockwave are collectively referred to as the "Company". All significant inter- company accounts and transactions have been eliminated in consolidation.

        The Company conducts its operations from offices located in Deer Park, New York.

        Effective January 24, 2001, Lockwave Technologies acquired all of the issued and outstanding common stock of Lockwave. As a result of this transaction, Lockwave's former shareholder obtained control of Lockwave Technologies, a shell corporation with no operations. For accounting purposes, this acquisition has been treated as a recapitalization of Lockwave.

        The financial statements presented include only the accounts of Lockwave from its inception (October 12, 1999) through March 31, 2002 and of Lockwave Technologies from January 24, 2001 through March 31, 2002.

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue and has accumulated operating losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

        USE OF ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

        The Company follows the provisions of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which requires the capitalization of costs incurred in connection with developing or obtaining software for internal use. The useful life of website development costs is less than one year and, accordingly, these costs are expensed as incurred and are included in "product and website development costs" in the accompanying financial statements.

        START-UP AND ORGANIZATION COSTS

        The Company accounts for start-up costs in accordance with SOP 98-5, "Reporting on the Costs of Start-up Activities", issued by the American Institute of Certified Public Accountants. SOP 98-5 requires the cost of start-up activities, including organization costs, to be expensed as incurred.

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

NOTE 2 - CORPORATE REORGANIZATION AND MERGER

        On January 24, 2001, Lockwave Technologies and Lockwave executed an Acquisition Agreement. The agreement, as amended, provided that Lockwave Technologies would acquire all of the issued and outstanding common stock of Lockwave. In connection with the transaction, the sole shareholder of Lockwave received an aggregate of 24,125,000 shares of Lockwave Technologies common stock for its 1,000 shares of Lockwave. Additionally, the shareholder was to receive a cash payment of $2,000,000. Payments of $500,000 had previously been paid prior to the final amendment. Payments of the $2,000,000 cash portion were scheduled as follows: February 1, 2001, $250,000; March 1, 2001, $250,000; April
        1, 2001, $500,000; May 1, 2001, $500,000; June 1, 2001, $500,000.  None
        of these scheduled payments were made and the required payment was forgiven by the stockholder during the year ended March 31, 2002.

        As a result of this transaction, the former shareholder of Lockwave acquired or exercised control over a majority of the shares of Lockwave Technologies. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of Lockwave; therefore, these financial statements represent a continuation of the accounting acquirer, Lockwave, not Lockwave Technologies, the legal acquirer.

        In accounting for this transaction:

        i) Lockwave is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values;

        ii) Control of the net assets and business of Nevada was acquired effective January 24, 2001 (the "Effective Date"). This transaction has been accounted for as a purchase of the assets and liabilities of Lockwave Technologies by Lockwave. At the effective date, Lockwave Technologies had no assets or liabilities and has ceased operations.

        iii) The consolidated statements of operations and cash flows include Lockwave's results of operations and cash flows from October
                12, 1999 (date of inception) and Lockwave Technologies results of operations from the Effective Date.

NOTE 3 - INCOME TAXES

The components of the provision for income taxes are as follows:

                                                         Year Ended
                                                          March 31,
                                               ------------------------------
                                                2002                    2001
                                               --------               -------
Current Tax Expense
        U.S. Federal                    $             -         $           -
        State and Local                               -                     -
                                               --------               -------
Total Current                                         -                     -
                                               --------               -------
Deferred Tax Expense
        U.S. Federal                                  -                     -
        State and Local                               -                     -
                                               --------               -------
Total Deferred                                        -                     -
                                               --------               -------
Total Tax Provision (Benefit) from
 Continuing Operations                  $             -         $           -
                                               ========               =======

        The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

        Federal Income Tax Rate                    34.0%                 34.0%
        Effect of Valuation Allowance             (34.0)%               (34.0)%
                                               --------               -------
        Effective Income Tax Rate                   0.0%                  0.0%
                                               ========               =======

        At March 31, 2002, the Company had net carryforward losses of approximately $365,000. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to thetax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

        Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of March 31, 2002 and 2001 are as follows:

                                                          March 31,
                                               ------------------------------
                                                 2002                   2001
                                               --------               -------
Deferred Tax Assets
        Loss Carryforwards                  $   124,100            $   86,700

        Less:  Valuation Allowance             (124,100)              (86,700)
                                               --------               -------
        Net Deferred Tax Assets             $         -            $        -
                                               ========               =======

Net operating loss carryforwards expire starting in 2020.

NOTE 4 - RELATED PARTY TRANSACTIONS

        Lockwave shared office facilities and administrative overhead, as well as a product development team with its former Parent and other wholly-owned subsidiaries of the Parent. Substantially all operating activity was paid by the former Parent, initially recorded on the Parent's books and then allocated to the Parent's subsidiaries, including Lockwave. All direct costs are specifically identified and allocated to Lockwave, while all other costs are allocated to Lockwave based on a proportional cost allocation method. All of the amounts allocated to Lockwave have been recorded as contributed capital at March 31, 2001. Management believes that the cost allocations are reasonable and approximate the expenses that Lockwave would have incurred had it operated as a stand-alone entity.

        The Parent has allocated expenses for office facilities and administrative expenses including, but not limited to, rent, utilities, office equipment, professional fees, administrative salaries and related benefits. For the year ended March 1, 2001, and for the period October 12, 1999 (inception) through March 31, 2000, these expenses amounted to $35,151 and $24,240, respectively.

        Additionally, the Parent allocated expenses for product and website development including, but not limited to, programmer salaries (based on the amount of time specifically devoted to each project) and related benefits, website development costs and web hosting services. For the year ended March 31, 2001, and for the period October 12, 1999(inception) through March 31, 2000, these expenses amount to $94,269 and $69,861, respectively.

        During the year ended March 31, 2002, a stockholder paid expenses totaling $15,675. These advances bear no interest and are due upon demand.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

MANAGEMENT

The following table sets forth the names, ages and positions of our executive officers and directors:

Name                      Age      Position and Officers with
                                   the Company
------------------------------------------------------------

Paul S. Steo               25      President, Secretary,
                                   Treasurer and Director

Paul Steo took over as the sole officer of the Company immediately after Greg Corcoran resigned on January 24, 2001. Mr. Steo currently handles the administrative duties for the Company. Prior to obtaining the position with Lockwave, Mr. Steo worked as a financial operations analyst for a division of Ambac Financial Group. From 1994 to 1998 Prior to Ambac, Mr. Steo worked at Paychex, Inc. providing administrative and accounting services. Mr. Steo holds a B.S. in Accounting from Binghamton University.

ITEM 10. EXECUTIVE COMPENSATION.

No salary compensation has been paid to any of the current Officers or Directors of the Company.

On January 11, 2002 the Company issued 1,000,000 shares of 144 restricted common stock to the President valued at $10,000, the fair value of the stock issued.

The Company expects that a compensation plan for our Officers and Directors will be adopted and may include cash and/or stock consideration.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of March 31, 2002, regarding beneficial ownership of our common stock by

        - each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock;
          each of our directors;

        - each of the named executive officers; and - all of our current executive officers and directors as a group.


                Name of
                Beneficial Owner                Number of Shares
                Percent of Class (1)            Beneficially Owned(1)
                --------------------            ---------------------

                Imojo Group, LLC                24,125,000  55.48%

                Paul S. Steo                    1,000,000    2.3%

                All executive Officers and
                Directors as a group            1,000,000    2.3%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Up to March 31, 2001, Lockwave shared office facilities, administrative overhead as well as a product development team with the Parent and other wholly-owned subsidiaries of the Parent. Substantially all operating activity is paid by the Parent, initially recorded on the Parent's books and then allocated to the Parent's subsidiaries, including Lockwave. All direct costs are specifically identified and allocated to Lockwave, while all other costs are allocated to Lockwave based on a proportional cost allocation method. All of the amounts allocated to Lockwave have been recorded as contributed capital at March 31, 2001. Management believes that the cost allocations are reasonable and approximate the expenses that Lockwave would have incurred had it operated as a stand- alone entity.

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

AudioMonster Online, Inc.

By: /s/ Paul Steo
        ---------------
        Paul Steo
        President/Secretary/Treasurer