Form 10QSB
period 2002-06-30
LOCKWAVE TECHNOLOGIES INC
filed 2002-07-24
CIK 1003933

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

                  QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS
                SUBJECT TO THE 1934 ACT  REPORTING REQUIREMENTS

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                PERIOD ENDED June 30, 2002.

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


                 1940 Deer Park Ave, Deer Park, New York 11729
                    (Address of principal executive offices)

Registrant's telephone number, including area code (516) 977-3425 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X There are 43,480,000 shares of common stock issued and outstanding as of June 30, 2002.

================================================================================


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited financial statements for the quarter ended June 30, 2002.


                          LOCKWAVE TECHNOLOGIES, INC.
                         (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                        June 30, 2002
                                                        -------------
     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                  $      -
                                                          -----------
     Total assets                                            $      -
                                                          ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Accounts payable                                          $20,643
   Advances from stockholder                                  28,000
                                                          -----------
     Total current liabilities                                48,643
                                                          -----------
STOCKHOLDERS' DEFICIT
 Common stock, $0.001 par value;
 50,000,000 shares authorized,
 43,480,000 shares issued and                                 43,480
 outstanding
  Additional paid-in-capital                                 273,260
   Deficit accumulated during the development stage         (365,383)
                                                          -----------
     Total stockholders' deficit                             (48,643)
                                                          -----------
     Total liabilities and stockholders' deficit           $       -
                                                          ===========



                          LOCKWAVE TECHNOLOGIES, INC.
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          October 12,
                                                                              1999
                                          Qtr Ended       Qtr Ended      (inception) to
                                           June 30,        June 30,         June 30,
                                             2002            2001             2002

Revenue                                       $     -           $     -         $     -

Product and website development                     -                 -         164,130
Selling, general and administrative
 expenses                                           -                 -         201,253
                                           ----------        ----------      ----------
Loss from operations before
 provision for income taxes                         -                 -        (365,383)

Provision for income taxes                          -                 -               -
                                           ----------        ----------      ----------
Net loss                                            -        $        -      $ (365,383)
                                           ==========        ==========      ==========
Net loss per share - basic and diluted              -                 -         $(0.01)
                                           ==========        ==========      ==========
Weighted average number of common
shares outstanding                         43,480,000        37,295,000      31,292,583
                                           ==========        ==========      ==========



                          LOCKWAVE TECHNOLOGIES, INC.
                         (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                                                                 Deficit
                                                                                               Accumulated
                                                     Common Stock                Additional     During the
                                              -----------------------------      Paid-in        Development
                                                  Shares            Amount       Capital          Stage           Total
                                              --------------   ------------    -----------    -------------    ------------

Balance, October 12, 1999 (Inception)          $           -      $       -    $         -      $         -    $          -

Sale of common stock, October 12, 1999            24,125,000         24,125        (24,115)               -              10
Expenses paid by shareholder                               -              -         94,101                -          94,101
Capital contribution                                       -              -          4,195                -           4,159
Net loss                                                   -              -              -          (94,101)        (94,101)
                                              --------------   ------------    -----------    -------------    ------------
Balance, March 31, 2000                           24,125,000         24,125         74,145          (94,101)          4,169

Acquisition of public shell
 corporation, January 24, 2001                    13,170,000         13,170        (13,170)               -               -
Cash to be paid for acquisition                            -              -     (2,000,000)               -      (2,000,000)
Capital contribution                                       -              -        129,420                -         129,420
Net loss                                                   -              -              -         (161,199)       (161,199)
                                              --------------   ------------    -----------    -------------    ------------
Balance, March 31, 2001                           37,295,000         37,295     (1,809,605)        (255,300)     (2,027,610)

Shares issued for services - July 17, 2001           735,000            735         21,315                -          22,050
Shares issued for services - August 10, 2001       1,250,000          1,250         23,750                -          25,000
Shares issued for services - November 14, 2001     1,200,000          1,200         10,800                -          12,000
Shares issued for services - January 11, 2002      3,000,000          3,000         27,000                -          30,000
Forgiveness of cash for acquisition                        -              -      2,000,000                -       2,000,000
Net loss                                                   -              -              -         (110,083)       (110,083)
                                              --------------   ------------    -----------    -------------    ------------
Balance, March 31, 2002                           43,480,000      $  43,480    $   273,260      $  (365,383)   $    (48,643)

Balance, June 31, 2002 (Unaudited)                43,480,000      $  43,480    $   273,260      $  (365,383)
                                              ==============   ============    ===========    =============    $    (48,643)



                          LOCKWAVE TECHNOLOGIES, INC.
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                                           October 12, 1999
                                             Qtr Ended        Qtr Ended       (Inception)
                                              June 30,         June 30,       to June 30,
                                                2002             2001            2002

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $                $                  $(365,383)
  Expenses paid by shareholder                                                      239,196
  Stock-based compensation                                                           89,050
  Increase in accounts payable                                         -             32,968

NET CASH (USED IN) PROVIDED BY OPERATING
ACTIVITIES                                             -               -            (4,169)
                                                --------      ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES -
  Sale of common stock                                 -               -                 10
  Capital contributions                                -               -              4,159
                                                --------      ----------         ----------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                             -               -              4,169
                                                --------      ----------         ----------
NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                            -               -                  -

CASH AND CASH EQUIVALENTS -
 beginning of period                                   -               -                  -
                                                --------      ----------         ----------
CASH AND CASH EQUIVALENTS - end of period        $     -        $      -           $      -
                                                ========      ==========         ==========


SUPPLEMENTAL INFORMATION:

During the period October 12, 1999 to June 30, 2002, the Company paid no cash for interest or income taxes.

NON-CASH FINANCIAL ACTIVITY:

During the year ended March 31, 2002, the Company issued 6,185,000 shares of common stock, valued at $89,050, for services and compensation.




                          LOCKWAVE TECHNOLOGIES, INC.
                         (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 June 30, 2002

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

Interim Financial Information The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in form 10-KSB for the year ended March 31, 2002. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months ended June 30, 2002 are not necessarily indicative of results of operations to be expected for the full year.

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with the financial statements of the Company and related notes included elsewhere in this Report and in the Company's Current Report on Form 8-K for the period from inception to June 30, 2002. All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results or other expectations expressed in the Company are forward-looking statements. Generally, the words "anticipate", "believe", "estimate", "expects", "will", and similar expressions as they relate to the Company and/or its management, are intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially could be the inability of the Company to obtain additional financing to meet its capital requirements, needs and general business and economic conditions as well as technological developments.

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

On November 1, 2001 the company issued 1,200,000 shares of its common stock to 2 individuals for legal and consulting services performed on the Company's behalf. The legal and consulting services provided were valued at $12,000, the fair value of the stock issued.

On January 11, 2002 the Company issued 1,000,000 shares of 144 restricted common stock to the President valued at $10,000, the fair value of the stock issued.

On January 11, 2002 the Company issued 2,000,000 shares of its common stock to 1 individual for consulting services performed on the company's behalf valued at $20,000, the fair value of the stock issued.

As of June 31, 2002 the Company had a total stockholders' deficit of $48,643.

See Notes to the Financial Statements for a description of the Company's significant accounting policies.

RESULTS OF OPERATIONS

The Company was not operating prior to October 12, 1999, and had only incurred minimal start-up expenses as of that date. There were only administrative operations for the quarter ended June 30, 2002. Net revenues for the quarter were $0 and net loss was $0. For the first quarter in the previous year the company had operations with net revenues of $0 and a net loss for the period of $0.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company had a cash balance of $0. The Company's total deficit accumulated during the development stage remained at a balance of $365,383. The Company's total liabilities are $48,643, which represents accrued expenses and advances by a shareholder.

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