Form 10QSB
period 2002-09-30
LOCKWAVE TECHNOLOGIES INC
filed 2002-10-18
CIK 1003933

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

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                           ENDED SEPTEMBER 30, 2002.

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

                       Commission File Number: 000-24595

                          LOCKWAVE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                      Nevada                        88-0343832

        (State or other jurisdiction of            (IRS Employer
        incorporation or organization)           Identification No.)

                 1940 Deer Park Ave, Deer Park, New York 11729
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (516) 977-3425 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X There are 43,480,000 shares of common stock issued and outstanding as of September 30, 2002.

================================================================================



                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited financial statements for the quarter ended Sptember 30, 2002.


                           LOCKWAVE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                    September 30, 2002
                                                    ------------------
     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                $      -
                                                        -----------
     Total assets                                          $      -
                                                        ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Accounts payable                                         $20,643
   Advances from stockholder                                 28,620
                                                        -----------
     Total current liabilities                               49,263
                                                        -----------
STOCKHOLDERS' DEFICIT
 Common stock, $0.001 par value;
 50,000,000 shares authorized,
 43,480,000 shares issued and
 outstanding                                                 43,480

  Additional paid-in-capital
                                                            273,260
   Deficit accumulated during the development stage
                                                           (366,003)
                                                        -----------
     Total stockholders' deficit                            (49,263)
                                                        -----------
     Total liabilities and stockholders' deficit           $    -
                                                        ===========






                           LOCKWAVE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                          October 12,
                                                                                                             1999
                                                Three months ended             Six months ended          (inception) to
                                                  September 30,                 September 30,             September 30,
                                               2002           2001           2002           2001             2002
                                             --------       --------        -------       --------        -----------
Revenue                                   $         -       $         -    $         -     $        -     $         -

Product and website development                     -                 -              -              -         164,130
Selling, general and administrative               620            47,050            620         47,050         201,873
expenses
                                          -----------       -----------    -----------     ----------     -----------
Loss from operations before
 provision for income taxes                      (620)          (47,050)          (620)      (47,050)        (366,003)

Provision for income taxes                          -                 -              -              -               -
                                          -----------       -----------    -----------     ----------
-----------
Net loss                                  $     ( 620)       $  (47,050)    $    ( 620)    $ (47,050)      $ (366,003)
                                          ===========       ===========    ===========     ==========     ===========
Net loss per share - basic and diluted    $         -       $         -    $         -    $         -      $    (0.01)
                                          ===========       ===========    ===========     ==========     ===========
Weighted average number of common shares
 outstanding                               43,480,000        38,587,120     43,480,000     37,951,805      33,323,820
                                          ===========       ===========    ===========     ==========     ===========





                                   (Unaudited)




                           LOCKWAVE TECHNOLOGIES, INC.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                                 Deficit
                                                                                               Accumulated
                                                     Common Stock                Additional     During the
                                              -----------------------------      Paid-in        Development
                                                  Shares            Amount       Capital          Stage           Total
                                              --------------   ------------    -----------    -------------    ------------

Balance, October 12, 1999 (Inception)          $           -      $       -    $         -      $         -    $          -

Sale of common stock, October 12, 1999            24,125,000         24,125        (24,115)               -              10
Expenses paid by shareholder                               -              -         94,101                -          94,101
Capital contribution                                       -              -          4,195                -           4,159
Net loss                                                   -              -              -          (94,101)        (94,101)
                                              --------------   ------------    -----------    -------------    ------------
Balance, March 31, 2000                           24,125,000         24,125         74,145          (94,101)          4,169

Acquisition of public shell
 corporation, January 24, 2001                    13,170,000         13,170        (13,170)               -               -
Cash to be paid for acquisition                            -              -     (2,000,000)               -      (2,000,000)
Capital contribution                                       -              -        129,420                -         129,420
Net loss                                                   -              -              -         (161,199)       (161,199)
                                              --------------   ------------    -----------    -------------    ------------
Balance, March 31, 2001                           37,295,000         37,295     (1,809,605)        (255,300)     (2,027,610)

Shares issued for services - July 17, 2001           735,000            735         21,315                -          22,050
Shares issued for services - August 10, 2001       1,250,000          1,250         23,750                -          25,000
Shares issued for services - November 14, 2001     1,200,000          1,200         10,800                -          12,000
Shares issued for services - January 11, 2002      3,000,000          3,000         27,000                -          30,000
Forgiveness of cash for acquisition                        -              -      2,000,000                -       2,000,000
Net loss                                                   -              -              -         (110,083)       (110,083)
                                              --------------   ------------    -----------    -------------    ------------
Balance, March 31, 2002                           43,480,000      $  43,480    $   273,260      $  (365,383)   $    (48,643)

Net Loss
(620)           (620)

Balance, Sptember 30, 2002 (Unaudited)            43,480,000      $  43,480    $   273,260      $  (366,003)   $    (49,263)
                                              ==============   ============    ===========    =============    ============



                                        LOCKWAVE TECHNOLOGIES, INC.
                                       (A Development Stage Company)

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)





                                                                                          October 12, 1999
                                                   Six months ended   Six months ended       (Inception)
                                                     September 30,     September 30,        to September
30,
                                                         2002              2001                  2002
                                                     -----------         ---------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                           $    (620)         $  (47,050)          $ (366,003)
   Expenses paid by shareholder                             620                   -              239,816
   Increase in accounts payable                                -                  -               32,968
   Stock-based compensation                                    -             47,050               89,050
                                                    ------------         -----------          -----------
NET CASH (USED IN) PROVIDED BY OPERATING
ACTIVITIES                                                     -                   -              (4,169)
                                                    ------------         -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES -
   Sale of common stock                                        -                   -                   10
   Capital contributions                                       -                   -                4,159
                                                    ------------         -----------          -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      -                   -                4,169
                                                    ------------         -----------          -----------
NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                                    -                   -                    -

CASH AND CASH EQUIVALENTS -
 beginning of period                                           -                   -                    -
                                                    ------------         -----------          -----------
CASH AND CASH EQUIVALENTS - end of period              $       -         $         -          $         -
                                                    ============         ===========          ===========




                           SUPPLEMENTAL INFORMATION:

During the period October 12, 1999 to September 30, 2002, the Company paid no cash for interest or income taxes.

NON-CASH FINANCIAL ACTIVITY:

During the year ended March 31, 2002, the Company issued 6,185,000 shares of common stock, valued at $89,050, for services and compensation.


                          LOCKWAVE TECHNOLOGIES, INC.
                         (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               September 30, 2002

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

Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in form 10-KSB for the year ended March 31, 2002. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the six months ended September 30, 2002 are not necessarily indicative of results of operations to be expected for the full year.

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with the financial statements of the Company and related notes included elsewhere in this Report and in the Company's Current Report on Form 8-K for the period from inception to September 30, 2002. All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results or other expectations expressed in the Company are forward- looking statements. Generally, the words "anticipate", "believe", "estimate", "expects", "will", and similar expressions as they relate to the Company and/or its management, are intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially could be the inability of the Company to obtain additional financing to meet its capital requirements, needs and general business and economic conditions as well as technological developments.

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

On September 19, 2000, the Company incorporated a wholly- owned subsidiary named AMOL Inc. in Delaware. which entered into an an Agreement and Plan of Merger with Lockwave, Inc., a Delaware corporation on September 25, 2000. Under the terms of the agreement, the Company would issue 4,500,000 shares of its common stock to Imojo, Inc., the sole shareholder of Lockwave, Inc., provide a cash payment of $3,000,000 and a transfer of 3,625,000 shares of common stock by existing shareholders of the Company in exchange for all of the issued and outstanding common stock of Lockwave.

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

As of September 30, 2002 the Company had a total stockholders' deficit of $49,263.

See Notes to the Financial Statements for a description of the Company's significant accounting policies.

RESULTS OF OPERATIONS

The Company was not operating prior to October 12, 1999, and had only incurred minimal start-up expenses as of that date. There were only administrative operations for the six months ended September 30, 2002. Net revenues for the quarter were $0 and net loss was $620. For the first six months in the previous year the company had operations with net revenues of $0 and a net loss for the period of $47,050.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company had a cash balance of $0. The Company's total deficit accumulated during the development stage increased to a balance of $366,003. The Company's total liabilities are $49,263, which represents accrued expenses and advances by a shareholder.

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

       2.2 Amendment to Agreement and Plan of Merger dated January 24, 2001 (incorporated by reference to the amended Form 8-K, filed on February 7, 2001).

       3.1 The exhibit consisting of the Company's Articles of Incorporation is attached to the Company's amended Form
                    10-SB, filed  on February   28,   2000.   (This   exhibit
                    is incorporated by reference to that Form.)

       3.2 The exhibit consisting of the Company's Bylaws is attached to the Company's amended Form 10-SB, filed on February 28, 2000. (This exhibit is incorporated by reference to that Form.)

      99.01         Certification of CEO and CFO - Pursuant To Section 906

      99.02         Certification of CEO and CFO - Pursuant To Section 302


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


                           Lockwave Technologies, Inc.


                           By: /s/ Paul Steo
                                   -------------
                                   Paul Steo
                                   President


                           Date: October 17, 2002