Form 10QSB
period 2002-12-31
LOCKWAVE TECHNOLOGIES INC
filed 2003-02-11
CIK 1003933

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

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                               DECEMBER 31, 2002.

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

        Registrant's telephone number, including area code (516) 977-3425 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X
There are 42,895,000 shares of common stock issued and outstanding as of December 31, 2002.

================================================================================


                         PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

     Unaudited financial statements for the quarter ended December 31, 2002.


                          LOCKWAVE TECHNOLOGIES, INC.
                         (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                          December 31,
                                                              2002
                                                          -----------
     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                  $      -
                                                          -----------
     Total assets                                            $      -
                                                          ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Accounts payable                                          $20,643
   Advances from stockholder                                  28,935
                                                          -----------
     Total current liabilities                                49,578
                                                          -----------
STOCKHOLDERS' DEFICIT
 Common stock, $0.001 par value;
 50,000,000 shares authorized,
 42,895,000 shares issued and                                 42,895
 outstanding
  Additional paid-in-capital                                 267,995
   Deficit accumulated during the development stage         (360,468)
                                                          -----------
     Total stockholders' deficit                             (49,578)
                                                          -----------
     Total liabilities and stockholders' deficit           $       -
                                                          ===========





                          LOCKWAVE TECHNOLOGIES, INC.
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                                         October 12,
                                                                                                            1999
                                                Three months ended             Nine months ended       (inception) to
                                                   December 31,                  December 31,            December 31,
                                               2002           2001           2002           2001            2002
                                             --------       --------        -------       --------       -----------
Revenue                                   $         -       $         -    $         -     $      -    $         -

Product and website development                     -                 -              -            -        164,130
Selling, general and administrative            (5,535)                -        (4,915)       47,050        196,338
Expenses
                                          -----------       -----------    -----------     ----------    -----------
Income (loss) from operations before
 provision for income taxes                     5,535                 -         4,915       (47,050)      (360,468)

Provision for income taxes                          -                 -             -             -              -
                                          -----------       -----------    -----------     ---------     -----------
Net Income (loss)                         $     5,535        $        -    $    4,915     $
(47,050)    $ (360,468)
                                          ===========       ===========    ===========    ==========     ===========
Net Income (loss) per share -
basic and diluted                         $         -       $         -    $         -    $        -
$    (0.01)
                                          ===========       ===========    ===========    ==========     ===========
Weighted average number of common shares
 outstanding                               43,035,400        39,280,000     43,394,910    38,369,167      34,070,864
                                          ===========       ===========    ===========    ==========     ===========




                          LOCKWAVE TECHNOLOGIES, INC.
                         (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                 Deficit
                                                                                               Accumulated
                                                     Common Stock                Additional     During the
                                              -----------------------------      Paid-in        Development
                                                  Shares            Amount       Capital          Stage           Total
                                              --------------   ------------    -----------    -------------    ------------

Balance, October 12, 1999 (Inception)          $           -      $       -    $         -      $         -    $          -

Sale of common stock, October 12, 1999            24,125,000         24,125        (24,115)               -              10
Expenses paid by shareholder                               -              -         94,101                -          94,101
Capital contribution                                       -              -          4,195                -           4,159
Net loss                                                   -              -              -          (94,101)        (94,101)
                                              --------------   ------------    -----------    -------------    ------------
Balance, March 31, 2000                           24,125,000         24,125         74,145          (94,101)          4,169

Acquisition of public shell
 corporation, January 24, 2001                    13,170,000         13,170        (13,170)               -               -
Cash to be paid for acquisition                            -              -     (2,000,000)               -      (2,000,000)
Capital contribution                                       -              -        129,420                -         129,420
Net loss                                                   -              -              -         (161,199)       (161,199)
                                              --------------   ------------    -----------    -------------    ------------
Balance, March 31, 2001                           37,295,000         37,295     (1,809,605)        (255,300)     (2,027,610)

Shares issued for services - July 17, 2001           735,000            735         21,315                -          22,050
Shares issued for services - August 10, 2001       1,250,000          1,250         23,750                -          25,000
Shares issued for services - November 14, 2001     1,200,000          1,200         10,800                -          12,000
Shares issued for services - January 11, 2002      3,000,000          3,000         27,000                -          30,000
Forgiveness of cash for acquisition                        -              -      2,000,000                -       2,000,000
Net loss                                                   -              -              -         (110,083)       (110,083)
                                              --------------   ------------    -----------    -------------    ------------
Balance, March 31, 2002                           43,480,000      $  43,480    $   273,260      $  (365,383)   $    (48,643)

Shares cancelled - October 22, 2002                 (585,000)          (585)        (5,265)                          (5,850)

Net Income                                                                                            4,915           4,915

Balance, December 31, 2002 (Unaudited)            42,895,000      $  42,895    $   267,995      $  (360,468)   $    (49,578)
                                              ==============   ============    ===========    =============    ============




                          LOCKWAVE TECHNOLOGIES, INC.
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                          October 12, 1999
                                                   Nine months ended   Nine months ended       (Inception)
                                                     December 31,        December 31,        to December 31,
                                                         2002              2001                  2002
                                                     -----------         ---------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (loss)                                  $    4,915          $  (47,050)          $ (360,468)
   Expenses paid by shareholder                              935                   -              240,131
   Increase in accounts payable                                 -                  -               32,968
   Stock-based compensation                               (5,850)             47,050               83,200
                                                    ------------         -----------          -----------
NET CASH (USED IN) PROVIDED BY OPERATING
ACTIVITIES                                                     -                   -              (4,169)
                                                    ------------         -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES -
   Sale of common stock                                        -                   -                   10
   Capital contributions                                       -                   -                4,159
                                                    ------------         -----------          -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      -                   -                4,169
                                                    ------------         -----------          -----------
NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                                    -                   -                    -

CASH AND CASH EQUIVALENTS -
 beginning of period                                           -                   -                    -
                                                    ------------         -----------          -----------
CASH AND CASH EQUIVALENTS - end of period              $       -         $         -          $         -
                                                    ============         ===========          ===========


                           SUPPLEMENTAL INFORMATION:

       During the period October 12, 1999 to December 31, 2002, the Company paid no cash for interest or income taxes.

       NON-CASH FINANCIAL ACTIVITY:

       During the year ended March 31, 2002, the Company issued 6,185,000 shares of common stock, valued at $89,050, for services and compensation.

       On October 22, 2002 the Company cancelled 585,000 shares, valued at
$5,850.



                          LOCKWAVE TECHNOLOGIES, INC.
                         (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               December 31, 2002


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

Interim Financial Information The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in form 10-KSB for the year ended March 31, 2002. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the nine months ended December 31, 2002 are not necessarily indicative of results of operations to be expected for the full year.

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS The following discussion should be read in conjunction with the financial statements of the Company and related notes included elsewhere in this Report and in the Company's Current Report on Form 8-K for the period from inception to December 31, 2002. All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results or other expectations expressed in the Company are forward- looking statements. Generally, the words "anticipate", "believe", "estimate", "expects", "will", and similar expressions as they relate to the Company and/or its management, are intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially could be the inability of the Company to obtain additional financing to meet its capital requirements, needs and general business and economic conditions as well as technological developments.

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

On May 12, 2000, Professional Mining Consultants, Inc. ("PFMC"), approved the Exchange Agreement between itself and a company then known as 591519 BC Ltd. (d.b.a. AudioMonster Online). Under the terms of the Agreement, the Company exchanged 2,000,000 shares of its common stock for all of the shares of capital stock of 591519 BC Ltd. PFMC was the legal acquirer. Upon completion of the Exchange Agreement, PFMC changed its name to AudioMonster Online, Inc. For accounting purposes, this acquisition has been treated as a recapitalization of 591519 BC Ltd. (d.b.a. AudioMonster Online).

On September 19, 2000, the Company incorporated a wholly- owned subsidiary named AMOL Inc. in Delaware which entered into an Agreement and Plan of Merger with Lockwave, Inc., a Delaware corporation on September 25, 2000. Under the terms of the agreement, the Company would issue 4,500,000 shares of its common stock to Imojo, Inc., the sole shareholder of Lockwave, Inc., provide a cash payment of $3,000,000 and a transfer of 3,625,000 shares of common stock by existing shareholders of the Company in exchange for all of the issued and outstanding common stock of Lockwave.

On September 25, 2000, the Company commenced the acquisition of Lockwave, Inc. ("Lockwave") by its wholly-owned subsidiary, AMOL, Inc. Upon completion of the acquisition, AudioMonster Online, Inc., changed its name to Lockwave Technologies, Inc. Lockwave had no assets or liabilities at the time of acquisition. A deposit of $250,000 was paid and the Company's common shares were issued and transferred on October 3, 2000. An additional payment of $250,000 was made in December 2000.

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

On October 22, 2002 the Company canceled an aggregate of 585,000 shares of its common stock that was issued as compensation for Internet related services to be provided on the Company's behalf. The services were never completed. The Company cancelled the shares and returned them to the authorized but unissued shares.

As of December 31, 2002 the Company had a total stockholders' deficit of $49,263.

See Notes to the Financial Statements for a description of the Company's significant accounting policies.

RESULTS OF OPERATIONS

The Company was not operating prior to October 12, 1999, and had only incurred minimal start-up expenses as of that date. There were only administrative operations for the nine months ended December 31, 2002. Net revenues for the quarter were $0 and net income was $4,915. For the first nine months in the previous year the company had operations with net revenues of $0 and a net loss for the period of $47,050.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, the Company had a cash balance of $0. The Company's total deficit accumulated during the development stage increased to a balance of $366,318. The Company's total liabilities are $49,578, which represents accrued expenses and advances by a shareholder.

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

On October 22, 2002 the Company canceled an aggregate of 585,000 shares of its common stock which were returned to the authorized but unissued shares.

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

 4.1 Resignation of Company's auditing accounting firm (incorporated by reference to the 8-K, filed on January 13, 2003.)

99.01     Certification Of Chief Executive Officer And Chief Financial Officer


Reports on Form 8-K:

On  February 7, 2001 and April 9, 2001, the Company filed  a Form  8-K  and
Form  8-K/A,  respectively,  regarding   the Agreement  and Plan of Merger and
the Amendment to Agreement and Plan of Merger.

On August 10, 2001, the Company filed a Current Report on Form 8-K regarding a change in control of the Company.

On January 13, 2003, the Company filed a Form 8K, regarding the resignation of the former accountants.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                           Lockwave Technologies, Inc.


                           By: /s/ _Paul Steo___
                                    Paul Steo
                                    President


                           Date: _February 11_, 2003





                            CERTIFICATE PURSUANT TO
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                            RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Paul Steo, Chief Executive Officer/Chief Financial Officer of Lockwave Technologies, Inc., certify that:

1) I have reviewed the report on Form 10-QSB for the quarter ended December 31, 2002 of Lockwave Technologies, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 11, 2003       By:  /s/_Paul Steo__________________
                              Name:    Paul Steo
                              Title:   Chief Executive Officer and
                                       Chief Financial Officer