Form 10KSB
period 2003-03-31
LOCKWAVE TECHNOLOGIES INC
filed 2003-06-27
CIK 1003933

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-KSB

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2003

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to ____


--------------------------------------------------------------------------------

                        Commission File Number 000-27339


                             EDISON RENEWABLES, INC.
              (Exact name of small business issuer in its charter)

                        Nevada                                 88-0343832
            (State or other jurisdiction of                 (I.R.S. Employer
            incorporation or organization)                 Identification No.)

              1940 Deer Park Avenue, #390
                  Deer Park, New York                             11729
       (Address of principal executive offices)                (Zip Code)


         Issuer's telephone number, including area code: (516) 977-3425

                  Securities registered under Section 12(b) of the Exchange Act:

                              Name of Each Exchange
                     Title of Each Class on Which Registered
                  ------------------- -------------------------

                                      None
     ----------------------------------- -----------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of class)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No | |


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ 0.

The aggregate market value of the common stock held by non-affiliates, based upon the closing price of such stock as of June 18, 2003, was $ 621,950.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer's common stock as of June 18, 2003 was 214,475 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE: none
================================================================================

                                     PART I

Item 1.  Description of Business.

Edison Renewables, Inc. was incorporated on August 28, 1995 in Nevada under the name of Professional Mining Consultants, Inc. On May 15, 2000, the company changed its name to AudioMonster Online, Inc. On March 13, 2001, the company changed its name to Lockwave Technologies, Inc. On May 5, 2003 the company again changed its name to Edison Renewables, Inc. The company currently plans to seek opportunities to develop business in the renewable energy market which may include acquisitions or business combinations with operating companies. The company currently is not operating and is only incurring general and administrative costs.

The corporate address of the company is 1940 Deer Park Avenue, #390, Deer Park, NY 11729 and its telephone and fax number is (516) 977-3425.

Since we are currently not operating we have no dependence on any customers. We do not have any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

The company files reports with the Securities and Exchange Commission and the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as the company that files electronically with the SEC and state the address of that site (http://www.sec.gov).

Other than our sole director and officer Paul Steo, we currently do not have any employees.

Item 2. Description of Property.

The company has no properties and at this time has no agreements to acquire any properties. We currently use office space at our address on an "at will" basis. We do not pay any rent for the use of this space.

Item 3. Legal Proceedings.

The company is not a party to any pending legal proceedings and, to the best of its knowledge, no such action by or against it has been threatened. Additionally, to the best of our knowledge, none of our officers, directors, or beneficial owners of 5% or more of our outstanding securities is a party to proceedings adverse to the company nor do any of the foregoing individuals have a material interest adverse to the company.

Item 4. Submission of Matters to a Vote of Security Holders.

Holders

During the fourth quarter of the fiscal year ended March 31, 2003, the following actions were approved by written consent of the majority of the company's stockholders:

- Amendment to our Articles of Incorporation to change the name of Lockwave Technologies, Inc. to "Edison Renewables, Inc.";

- Amendment to our Articles of Incorporation to provide for the authority to issue shares of preferred stock;

- Amendment to our Articles of Incorporation to increase our authorized shares of common stock from 50,000,000 to 200,000,000;

- Amendment to our Articles of Incorporation to give effect to a one-for-two hundred reverse stock split of our issued and outstanding shares of our common stock;

-    Approval of the Lockwave Technologies, Inc. 2003 Equity Participation Plan.

We received the consent of approximately 59% of the issued and outstanding shares of our common stock for the actions described above.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Edison Renewables common stock trades in the over-the-counter market and is quoted on the OTC Bulletin Board. Before we changed our name from "Lockwave Technologies, Inc." to "Edison Renewables, Inc.", our trading symbol was LWTI. Our trading symbol changed to ERNW with our name change. As of May 19, 2003 we had 214,475 shares of common stock issued and outstanding.

The following table sets forth, for the periods indicated, the high and low bid prices per share of our common stock as quoted on the OTC Bulletin Board. Prior to our 1 for 200 reverse stock split on May 19, 2003 we had 42,895,000 shares of common stock issued and outstanding.

Source: www.otcbb.com


                                High    Low
                                ----    ---
        2002 Fiscal Year
        ----------------

        First Quarter          $.011   $.007
        Second Quarter          .008    .0011
        Third Quarter           .021    .001
        Fourth Quarter          .005    .002

        2001 Fiscal Year
        ----------------

        First Quarter          $.34    $.035
        Second Quarter          .04     .0101
        Third Quarter           .015    .0101
        Fourth Quarter          .015    .0101



As of June 18, 2003, the last reported sale price of the company's stock was $7 per share.

Dividend Policy

No dividends have been paid by the company since its inception. We do not anticipate paying dividends on our common stock in the foreseeable future but plan to retain earnings, if any, for the operation and expansion of our business.

Holders

There were 327 stockholders of record of the company's common stock as of May 19, 2003.

Securities Authorized for Issuance under Equity Compensation Plans

Edison Renewables adopted its 2003 Equity Participation Plan on February 24, 2003. Our Shareholders approved the adoption of the plan by majority written consent on the same day. No securities have been granted or issued under this plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities none

Item 6. Management's Discussion and Analysis or Plan of Operation.


Forward Looking Statements

The following discussion should be read in conjunction with the financial statements of the company and related notes included elsewhere in this report. All statements contained herein (other than historical facts) including, but not limited to, statements regarding the company's future development plans, the company's ability to generate cash from its operations and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results or other expectations expressed in the company are forward-looking statements. Generally, the words "anticipate," "believe," "estimate," "expects," "will," "plans" and similar expressions as they relate to the company and/or its management, are intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially could be the inability of the company to obtain additional financing to meet its capital requirements, needs and general business and economic conditions as well as technological developments.

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There are no significant accounting estimates inherent in the preparation of our financial statements.

Overview

The company has a limited history of operations and no history of profitability. It was incorporated as Professional Mining Consultants, Inc. ("PFMC") on August 28, 1995 in the state of Nevada. The company was originally organized for the purpose of setting up a mining consultant and engineering office in Las Vegas, Nevada. In September 1999, the company abandoned its original business plan and decided to seek a company or companies to acquire or with whom to merge.

The company's common stock underwent a 2 for 1 split effective on May 16, 2000. This increased the number of shares outstanding from 4,890,000 to 9,780,000 without changing the authorized number of shares of common stock. No change in the rights or ownership percentage of the holders occurred as a result of this split.

On May 12, 2000 the company then named PFMC, merged with a company then known as 591519 BC Ltd. (d.b.a. AudioMonster Online). The company was the legal acquirer. Upon completion of the transaction, the company changed its name from PFMC to AudioMonster Online, Inc. For accounting purposes, this acquisition was treated as a recapitalization of 591519 BC Ltd. (d.b.a. AudioMonster Online).

On June 5, 2000 591519 BC Ltd. changed its name to AudioMonster Online, Inc. As a result two corporations existed with the name AudioMonster Online, Inc.; one, the company, in Nevada, and one in British Columbia, with the British Columbia company as a subsidiary of the company.

On September 25, 2000 the company, then named AudioMonster, merged with Lockwave, Inc. and Paul Steo became a director of the company. The company had no assets or liabilities at the time of the merger. This transaction was accounted for as a reverse acquisition whereby Lockwave, Inc. was the acquirer of the company for accounting purposes.

On September 27, 2000 the company abandoned its AudioMonster online music business plan and decided to focus all resources on completing the Lockwave, Inc. merger and implementing the Lockwave, Inc. business model of seeking opportunities to develop business in the virtual storage market.

On January 24, 2001 pursuant to the terms of the Lockwave merger agreement as amended, 100% of the outstanding common stock of Lockwave, Inc. was acquired by the company in exchange for 24,125,000 shares of common stock of the company which were issued to Imojo Inc., and cash consideration of $2,000,000 was payable to Imojo (excluding amounts previously paid). As a result, Imojo owned approximately 65% of the outstanding shares of the company. This transaction was accounted for as a reverse acquisition whereby Lockwave, Inc. was the acquirer of the company for accounting purposes. The historical financial statements of Lockwave, Inc., prior to the January 24, 2001 transaction, became those of the company.

No payments of the $2,000,000 cash portion of the merger were made. They were scheduled to be paid on the following dates: February 1, 2001, $250,000; March 1, 2001, $250,000; April 1,2001, $500,000; May 1, 2001, $500,000; June 1, 2001,
$500,000.

Since Imojo lost the ability to provide services to the company, an agreement was made waiving payment of the $2,000,000. The $2,000,000 payable was removed from the company's books to fully reflect this transaction.

On March 31, 2001, the company changed its name to Lockwave Technologies, Inc. On May 5, 2003, the company changed its name to Edison Renewables, Inc. On May 19, 2003 the company's common stock underwent a 1 for 200 reverse split. This decreased the number of shares outstanding from 42,895,000 to 214,475 without changing the number of shares of common stock authorized for issuance or the par value. No change in the rights or ownership percentage of the holders occurred as a result of the reverse split.

The company cancelled the following shares of common stock for services:

On October 22, 2002 the company canceled an aggregate of 2,925 (post split) shares of its common stock that were issued as compensation for Internet related services to be provided on the company's behalf. The services were never completed.

As of March 31, 2003 the company had a total stockholders'  deficit of $ 60,029.

See Notes to the Financial Statements for a description of the company's significant accounting policies.

Results of Operations

The company had no operations prior to October 12, 1999, and had only incurred minimal start-up expenses as of that date. There were only administrative operations for the year ended March 31, 2003, in which payment was made by advances by a shareholder. Net revenues for the year were $0 and net income was $ 6,164. For the previous year the company had operations with net revenues of $0 and a net loss for the period of $110,083.

Liquidity and Capital Resources

As of March 31, 2003, the company had a cash balance of $0. The company's total deficit accumulated during the development stage was $359,219 at March 31, 2003. The company's total liabilities are $60,029, which represents accrued expenses and advances by a shareholder.

The company's cash on hand is insufficient to fund its current operating needs and the company is currently not generating any revenue. The company plans to fund its general operating needs by advances from a shareholder until the company finds an opportunity to develop business in the renewable energy market. We currently have not established any terms for the repayment of any advances. In order to raise capital in the foreseeable future, we may offer and sell equity securities or convertible debt. We expect that the sale of additional equity securities or convertible debt will result in additional dilution to our stockholders. The company can give no assurance that it will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financing, or that if available, the company will be able to obtain such funds on favorable terms and conditions. If the company cannot secure additional funds it will not be able to continue as a going concern. The company currently has no definitive arrangements with respect to additional financing.

Plan of Operations

The company ceased the development of the Lockwave Technologies business plan in September, 2001 to explore other business opportunities and to raise working capital to facilitate its plans to change its business direction. The company currently plans to seek opportunities to develop business in the renewable energy market which may include acquisitions or business combinations with operating companies.

Item 7. Financial  Statements.

The financial statements required by this item are included in this report after
Part III Item 14, beginning after page 8.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On January 13, 2003, Merdinger, Fruchter, Rosen and Company, P.C. resigned as our auditors and we engaged Abrams and Company, P.C. as our principal accountants to audit our financial statements. The engagement of Abrams and Company was approved by the Company's Board of Directors. There were no disagreements with the Former Accountants. We filed a Current Report on Form 8-K disclosing the foregoing on January 21, 2003.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Management

The following table sets forth the name, age and position of our sole executive officer and director:

  Name                     Age     Position and Officers with
                                             the Company
------------------------------------------------------------

Paul S. Steo               26      President, Secretary,
                                   Treasurer and Director


Paul Steo has been our sole officer and sole director since January 24, 2001. Mr. Steo currently handles the administrative duties for the company. Prior to obtaining the position with Edison Renewables, Mr. Steo worked as a financial operations analyst for a division of Ambac Financial Group. Mr. Steo holds a B.S. in Accounting from Binghamton University.

Item 10. Executive Compensation.

No salary compensation has been paid to the current officers and directors of the company.

On January 11, 2002 the company issued 5,000 (post split) shares of common stock to the President valued at $10,000, the fair value of the stock issued, in a private transaction. The shares are unregistered and subject to sale limitations under Securities Act Rule 144.

Officers and directors are eligible to receive stock options, restricted stock and other grants out of the company's 2003 Equity Participation Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information, as of March 31, 2003, regarding beneficial ownership of our common stock by

- each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock;
-    each of our directors;
-    each of the named executive  officers;  and
-    all of our current executive officers and directors as a group.


        Name of         Number of Shares (Post Split)
Beneficial Owner        Beneficially Owned              Percent of Class
----------------        ------------------------       ---------------------

Corey Morrison(1)               120,625                         55.48%
1940 Deer Park Avenue, #390
Deer Park, New York  11729

Paul S. Steo                      5,000                           2.3%
1940 Deer Park Avenue, #390
Deer Park, New York  11729

All executive Officers and
Directors as a group              5,000                           2.3%



(1) The record holder of these shares is Imojo Group, LLC, a limited liability company which is wholly owned by Corey Morrison.

Item 12. Certain Relationships and Related Transactions.

During the year ended March 31, 2003, and 2002 a stockholder paid expenses totaling $23,711, and $15,675, respectively. These advances bear no interest and are due upon demand.

The company neither owns nor leases any real or personal property. A shareholder of the company provides the company with the use of office space and other services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. These individuals are involved in other business activities and may, in the future, become involved in other business opportunities.

Item 13. Exhibits and Reports on Form 8-K.

     2.1 Agreement and Plan of Merger dated September 25, 2000, including exhibits (incorporated by reference to the amended Form 8-K, filed on February 7, 2001).

     2.2 Amendment to Agreement and Plan of Merger dated January 24, 2001 (incorporated by reference to the amended Form 8-K, filed on February 7, 2001).

     3.1  Articles of Incorporation

     3.2 Certificate of Amendment to Articles of Incorporation, as filed on May 15, 2000.

     3.3 Certificate of Amendment to Articles of Incorporation, as filed on March 13, 2001.

     3.4 Certificate of Amendment to Articles of Incorporation, as filed on May 5, 2003.

     3.5  Bylaws. (1)

     21   Subsidiaries

          AMOL, Inc. - Incorporated in Delaware

     99.1 Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 Of Sarbanes-Oxley Act of 2002.

---------------------

(1) Incorporated herein by reference to Exhibit 3.2 to the company's Form 10SB12G/A filed with the Securities and Exchange Commission on February 28, 2000.

Reports on Form 8-K:

On January 21, 2003, the company filed a Form 8-K regarding the resignation of its former auditor and engagement of its current auditor.

Item 14. Controls and Procedures

An evaluation was performed within the last ninety days by the company's sole officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures and its internal controls and procedures for financial reporting. Based on that evaluation, the company's sole officer concluded that the company's disclosure controls and procedures were effective as of March 31, 2003. The company's goal is to monitor disclosure controls and internal controls and to make modifications as necessary so that these controls are dynamic systems that change as conditions warrant.

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS



       CONTENTS

                                                                     PAGE

INDEPENDENT AUDITORS' REPORT                                         F-1

CONSOLIDATED BALANCE SHEETS                                          F-2

CONSOLIDATED STATEMENTS OF OPERATIONS                                F-3

CONSOLIDATED STATEMENTS OF CASH FLOWS                                F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT                     F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-6

Abrams & Company, P.C.
Greater Than Account

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF  DIRECTORS  AND  STOCKHOLDERS  OF
EDISON  RENEWABLES,  INC.  AND SUBSIDIARY:

We have audited the accompanying consolidated balance sheet of Edison Renewables, Inc. (formerly known as Lockwave Technologies, Inc.) and subsidiary (a Development Stage Company) as of March 31, 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended, and for the period from inception (October 12, 1999) to March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of and for the period October 12, 1999 (inception) through March 31, 2002 were audited by other auditors whose report, dated June 25, 2002, expressed an unqualified opinion on those statements. The financial statements for the period October 12, 1999 (inception) through March 31, 2002 reflect total revenues and net loss of $-0-and $365,383, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

In our opinion, based on our audit and the report of the other auditors, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Edison Renewables, Inc. and Subsidiary as of March 31, 2003, and the consolidated results of its operations and its cash flows for the year then ended, and for the period from October 12, 1999 (inception) to March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

  /s/ Abrams and Company, P.C.
------------------------------
Abrams and Company, P.C.
Certified Public Accountants

June 4, 2003

Certified Public Accountants
Suite 4 South 1
One Huntington Quadrangle
Melville, N.Y.  11747-4406
T(631) 454-9393
F(631) 454-6228

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                              March 31,
                                                 -------------------------------------------
                                                       2003                     2002
                                                 ---------------------   --------------------
  ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $                  -     $                 -
                                                ----------------------  ---------------------
    Total assets                                $                  -     $
                                                =====================   =====================

  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                               $         20,643         $        32,968
 Advances from stockholder                                39,386                  15,675
                                                ---------------------   --------------------
  Total current liabilities                               60,029                  48,643

                                                ---------------------   --------------------

STOCKHOLDERS' DEFICIT
 Common stock, $0.001
par value;
  200,000,000
shares authorized,
  214,475 and 217,400                                        214                     217
shares issued and outstanding
 Additional paid-in-capital                              298,976                 316,523
 Deficit accumulated during the development stage       (359,219)               (365,383)
                                                 ---------------------    -------------------
  Total stockholders' deficit                            (60,029)               ( 48,643)
                                                 ---------------------   --------------------

  Total liabilities and stockholders' deficit    $               -        $              -
                                                 =====================   ====================






The accompanying notes are an integral part of these consolidated financial statements.

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                    October 12,
                                                                                                       1999
                                                                       Year Ended                  (inception) to
                                                                       March 31,                     March 31,
                                                        -----------------------------------------
                                                             2003                  2002               2003
                                                        --------------------  -------------------  ---------------------
                                                        --------------------  -------------------  ---------------------

Revenue                                                 $                  -  $                 -    $               -

Product and website development                                            -                    -              164,130
General and administrative expenses                                    6,164              110,083              195,089
                                                        --------------------  -------------------  ---------------------

Loss from operations before provision for income taxes                 6,164             (110,083 )       (    359,219 )


Provision for income taxes                                                -                    -                    -
                                                        --------------------  -------------------  ---------------------
Net profit (loss)                                       $              6,164  $          (110,083 )  $     (   359,219 )
                                                        ====================  ===================  =====================

Net loss per share - basic and diluted - giving         $              0.03   $        (     0.74 )  $     (      1.56 )
retroactive effect to 1 for 200 reverse stock split
                                                        ====================  ===================  =====================


Weighted average number of common shares
outstanding - giving retroactive effect to 1 for 200                 216,275              148,927              166,180
reverse stock split
                                                         ====================  ===================  =====================








The accompanying notes are an integral part of these consolidated financial statements.

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                                 October 12,
                                                                                 Year Ended                      1999(Inception)
                                                                                March 31,                        to March 31,
                                                                  ------------------------------------------
                                                                          2003                   2002                2003
                                                                  ------------------   ---------------------   ---------------------

     CASH FLOWS FROM OPERATING ACTIVITIES
     Net profit (loss)                                                     $  6,164           $   (110,083 )   $    (359,219)
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Cancellation of shares previously issued for
        services                                                           (17,550)                      -     $     (17,550)
          Expenses paid by shareholder                                      23,711                  15,675            262,907
          Stock-based compensation                                               -                  89,050             89,050
          Change in accounts payable                                      (12,325 )                  5,358             20,643
                                                                  ------------------   ---------------------   ---------------------
     NET CASH USED IN
     OPERATING ACTIVITIES                                                        -                       -          (   4,169)
                                                                  ------------------   ---------------------   ---------------------

     CASH FLOWS FROM FINANCING ACTIVITIES
       Sale of common stock                                                      -                       -                 10
       Capital contributions                                                     -                       -              4,159
                                                                   ------------------   ---------------------   --------------------

     NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                                                  -                       -               4,169
                                                                    ------------------   ---------------------   -------------------

     NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                                             -                       -                   -

     CASH AND CASH EQUIVALENTS -
       beginning of period                                                       -                       -                    -
                                                                    ------------------   ---------------------   -------------------

     CASH AND CASH EQUIVALENTS -
      end of period                                                        $     -            $          -         $            -
                                                                    ==================   ==================      ===================

     SUPPLEMENTAL INFORMATION:
       During the period October 12, 1999 to March 31, 2003, the Company paid no cash for interest or income taxes.




The accompanying notes are an integral part of these consolidated financial statements.



                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                                                         Deficit
                                                                                                       Accumulated
                                                                 Common Stock            Additional     During the
                                                            ------------------------      Paid-in      Development
                                                               Shares         Amount      Capital         Stage          Total
                                                           -------------  -----------   -----------  -------------    ----------
Balance, October 12, 1999 (Inception)                                  -      $      -    $        -        $     -     $       -

Sale of common stock, October 12, 1999                           120,625           120      (     110 )           -            10

Expenses paid by shareholder                                           -             -         94,101             -        94,101
Capital contribution                                                   -             -          4,159             -         4,159
Net loss                                                               -             -              -     (  94,101 )    ( 94,101 )
                                                            ------------    -----------    ----------    -----------     ---------

Balance, March 31, 2000                                          120,625           120         98,150     (  94,101 )       4,169

Acquisition of public shell corporation, January 24, 2001         65,850            66          (  66 )           -             -


Cash to be paid for acquisition                                        -             -     (2,000,000 )           -    (2,000,000 )
Capital contribution                                                   -             -        129,420             -       129,420
Net loss                                                               -             -              -      (161,199 )  (  161,199 )
                                                            ------------    -----------    -----------   ----------    ----------

Balance, March 31, 2001                                          186,475           186     (1,772,496 )    (255,300 )  (2,027,610 )



Shares issued for services - July 17, 2001                         3,675             4         22,046             -        22,050
Shares issued for services - August 10, 2001                       6,250             6         24,994             -        25,000

Shares issued for services - November 14, 2001                     6,000             6         11,994             -        12,000

Shares issued for services - January 11, 2002                     15,000            15         29,985             -        30,000

Forgiveness of cash to be paid for acquisition                         -             -      2,000,000             -     2,000,000
Net loss                                                               -             -              -      (110,083 )  (  110,083 )
                                                            ------------    -----------    -----------   ----------    -----------

Balance, March 31, 2002                                          217,400           217        316,523      (365,383 )  (   48,643 )


Shares cancelled - October 22, 2002                               (2,925)           (3)       (17,547)            -       (17,550)

Net profit                                                                                                    6,164         6,164
                                                             ------------   -----------    -----------   -----------   -----------
Balance March 31, 2003                                           214,475       $   214     $  298,976    $ (359,219)   $  (60,029)
                                                             ============   ===========    ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.


                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002



NOTE 1 -  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------
The accompanying financial statements include the accounts of Edison Renewables, Inc., formerly Lockwave Technologies, Inc. ("Edison Renewables"), formerly Audiomonster Online, Inc., a Nevada corporation formed on August 28, 1995 as Professional Mining Consultants, Inc. and its wholly owned subsidiary Lockwave, Inc. ("Lockwave"), a Delaware corporation formed on October 12, 1999. The term "Edison Renewables" in these notes refers to the company prior to its merger with Lockwave. The term "company" or "Company" in these notes refers to Edison Renewables and Lockwave following the merger transaction between Edison Renewables and Lockwave. All significant inter-company accounts and transactions have been eliminated in consolidation.

The company conducts its operations from offices located in Deer Park, New York.

Effective January 24, 2001, Edison Renewables acquired all of the issued and outstanding common stock of Lockwave. As a result of this transaction, Lockwave's former shareholder obtained control of Edison Renewables which had no operations. For accounting purposes, this acquisition has been treated as a recapitalization of Lockwave.

The financial statements presented include only the accounts of Lockwave, a development stage company, from its inception (October 12, 1999) through March 31, 2003, and of the Company from January 24, 2001 through March 31, 2003.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. However, the company has no established source of revenue and has accumulated operating losses. These factors raise substantial doubt about the company's ability to continue as a going concern. Without realization of additional capital, and or a suitable merger partner it would be unlikely for the company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

Nature of Operations
--------------------
The company is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7.

The company intends to seek opportunities to develop business in the renewable energy market which may include acquisitions or business combinations with operating companies.

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates
----------------
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------
The company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk
----------------------------
The company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

Fair Value of Financial Instruments
-----------------------------------
The carrying value of current assets and current liabilities approximates fair value due to the relatively short maturity of these instruments.

Income Taxes
------------
Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes, if any, are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

Product and Website Development Costs
-------------------------------------
Product and website development costs consist principally of payroll and related expenses for development, editorial, systems personnel and consultants. Product development costs are generally expensed as incurred.

The company follows the provisions of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires the capitalization of costs incurred in connection with developing or obtaining software for internal use. The useful life of website development costs is less than one year and, accordingly, these costs are expensed as incurred and are included in "product and website development costs" in the accompanying financial statements.

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002



NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Start-Up and Organization Costs
-------------------------------
The company accounts for start-up costs in accordance with SOP 98-5, "Reporting on the Costs of Start-up Activities," issued by the American Institute of Certified Public Accountants. SOP 98-5 requires the cost of start-up activities, including organization costs, to be expensed as incurred.

Earnings Per Share
------------------
The company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of March 31, 2003, there were no potentially dilutive securities outstanding.

Comprehensive Income
--------------------
SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The company has no items of other comprehensive income and has not presented a statement of comprehensive income.

Stock-Based Compensation
------------------------
The company has adopted the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The company has adopted only the disclosure provisions of SFAS No. 123, "Stock Based Compensation," for equity instruments issued to employees.

Equity Participation Plan
-------------------------
On February 24, 2003 the Board of Directors adopted the 2003 Equity Participation Plan and has reserved up to 50,000,000 shares of common stock for issuance upon the exercise of stock options or as restricted stock grants. Stockholders owning a majority of our issued and outstanding shares of common stock have adopted resolutions approving and ratifying our 2003 Equity Participation Plan. The following statements include summaries of certain provisions of the plan.

Eligibility is as follows. Subject to certain limitations and conditions in the plan, restricted stock and options to purchase shares may be granted to persons who, in the case of incentive stock options, are employees of, either the company or any parent or subsidiary of the company including directors and officers of the company and non-employees to whom an offer of employment has been extended, or in the case of non-statutory stock options and restricted stock grants, are employees including directors and officers or non-employee directors or certain consultants or advisors to, either the company or any parent or subsidiary of the company and non-employees to whom an offer of employment has been extended. At March 31, 2003 one employee was eligible to receive options or restricted stock grants under the plan.

The option price of the shares underlying an incentive stock option may not be less than the fair market value (as such term is defined in the plan) of the shares of common stock on the date upon which the option is granted. In addition, in the case of a recipient of an incentive stock option who, at the time the option is granted, owns more than 10% of the total combined voting power of all classes of stock of the company or of a parent or subsidiary corporation of the company (a "10% Stockholder"), the option price of the shares subject to that option must be at least 110% of the fair market value of the shares of common stock on the date upon which that option was granted.

The option price of shares of common stock underlying non-statutory stock options will be determined by the Board or the committee, in its discretion, at the time of grant and need not be equal to or greater than the fair market value for shares of our common stock.

The Board or the committee may specify the vesting periods of the restricted stock grant and other terms and conditions which the Board or committee deems appropriate.

In determining vesting requirements of restricted stock grants, the Board or committee may impose restrictions which it may deem advisable including among other things, length of service of the grantee, corporate performance and attainment of individual or group performance objectives.

RECENT ACCOUNTING PRONOUNCMENTS
-------------------------------

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No.145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement, among other provisions, amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption of any of these pronouncements to have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No.146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under Emerging Issues Task Force ("EITF") Issue 94-3. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both.

A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002



NOTE 2 -  CORPORATE REORGANIZATION AND MERGER

On January 24, 2001, Edison Renewables and Lockwave amended their merger agreement. The agreement, as amended, provided that Edison Renewables would acquire all of the issued and outstanding common stock of Lockwave. In connection with the transaction, the sole shareholder of Lockwave received an aggregate of 120,625 ( post stock split) shares of Edison Renewables common stock for its 1,000 shares of Lockwave. Additionally, the shareholder was to receive a cash payment of $2,000,000. Payments of $500,000 had previously been paid prior to the final amendment. Payments of the $2,000,000 cash portion were scheduled as follows: February 1, 2001, $250,000; March 1, 2001, $250,000; April 1, 2001, $500,000; May 1, 2001, $500,000; June 1, 2001, $500,000. None of these scheduled payments were made and the required payment was forgiven by the stockholder during the year ended March 31, 2002.

As a result of this transaction, the former shareholder of Lockwave acquired or controlled a majority of the shares of Edison Renewables. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of Lockwave; therefore, these financial statements represent a continuation of the accounting acquirer, Lockwave, not Edison Renewables, the legal acquirer.

In accounting for this transaction:

i) Lockwave is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values;

ii) Control of the net assets and business of Lockwave was acquired effective January 24, 2001 (the "Effective Date"). This transaction has been accounted for as a purchase of the assets and liabilities of Edison Renewables by Lockwave. At the effective date, Edison Renewables had no assets, liabilities or operations.

iii) The consolidated statements of operations and cash flows include Lockwave's results of operations and cash flows from October 12, 1999 (date of inception) and the company's results of operations from January 24, 2001.

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002



NOTE 3 - INCOME TAXES

The components of the provision for income taxes are as follows:

The current tax benefit is negligible. The effective rate, which is negligible, differs from the expected tax rate of 34% as a result of the effect of the variable tax structure.

At March 31, 2003, the company had net carryforward losses of approximately $359,000 Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the company's ability to generate taxable income during the carryforward periods.

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002



NOTE 3 - INCOME TAXES (Continued)

Net operating loss carryforwards expire principally ratably starting in 2022 to 2023. The utilization of the net operating losses may be limited as provided by
Section 382 of the Internal Revenue Code

                                                  March 31,
                                          -----------------------
                                             2003           2002
                                          ----------    ----------
Deferred Tax Assets
 Loss Carryforwards                       $  122,000   $   124,100

 Less:  Valuation Allowance                ( 122,000)  (   124,100)
                                          -----------  -----------
 Net Deferred Tax Assets                  $        -   $         -
                                          ===========  ===========



NOTE 4 - RELATED PARTY TRANSACTIONS

The company neither owns nor leases any real or personal property. A shareholder of the company provides office space and other services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. These individuals are involved in other business activities and may, in the future, become involved in other business opportunities.

During the year ended March 31, 2003 and 2002, a stockholder paid expenses totaling $23,711, and $15,675, respectively. These advances bear no interest and are due upon demand.

NOTE 5 - SUBSEQUENT EVENTS

On May 19, 2003 the company increased the number of authorized shares of common stock from 50,000,000 shares to 200,000,000 shares.

Effective May 19, 2003 the company's common stock underwent a 1 for 200 reverse split of the issued and outstanding shares of the common stock. This decreased the number of shares outstanding from 42,895,000 to 214,475 without changing the number of shares of common stock authorized for issuance. No change in the rights or ownership percentage of the holders has occurred as a result of the reverse split. The par value of the common stock has not been changed, accordingly the corresponding credit has been recorded to paid ion capital.

The above two actions were given retroactive effect in the financial statements.

On May 19, 2003 the company amended its Articles of Incorporation to provide for the authority to issue up to 20,000,000 shares of preferred stock, $.001 par value, in one or more classes or series, and to fix the relative rights and preferences of the shares, including voting powers, dividend rights, liquidation preferences, redemption rights and conversion privileges.

On May 05, 2003, the company amended its Articles of Incorporation to change the name of the companyfrom Lockwave Technologies, Inc. to Edison Renewables, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Edison Renewables, Inc.

                                By: /s/ Paul Steo
                                   ------------------------------
                                    Paul Steo,
                                    President/Secretary/Treasurer

                             CERTIFICATE PURSUANT TO
                      THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul Steo, Chief Executive Officer/Chief Financial Officer of Edison Renewables, Inc., certify that:

1) I have reviewed the report on Form 10-KSB for the year ended March 31, 2003 of Edison Renewables, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  /s/ Paul Steo    Dated:  06/19/03
-------------------
Paul Steo
Chief Executive Officer/Chief Financial Officer