Form 10QSB
period 2003-06-30
EDISON RENEWABLES INC
filed 2003-08-14
CIK 1003933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

[ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 15(d) OF THE SECURITIES  EXCHANGE
      ACT OF 1934

For the transition period from ________________to ___________________
                        Commission File Number: 000-24595

                             EDISON RENEWABLES, INC.
        (Exact name of small business issuer as specified in its charter)



   Nevada                                      88-0343832
(State or other                     (IRS Employer Identification No.)
jurisdiction of
incorporation or organization)


                  1940 Deer Park Ave, Deer Park, New York 11729
                    (Address of principal executive offices)


                                 (516) 977-3425
                (Issuer's telephone number, including area code)

There are 214,475 shares of common stock issued and outstanding as of June 30, 2003.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited financial statements for the quarter ended June 30, 2003.


EDISON RENEWABLES, INC.
(A Development Stage Company)


                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                      June 30, 2003
                                                      --------------
     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                  $      -
                                                          -----------
     Total assets                                            $      -
                                                          ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Accounts payable                                          $27,793
   Advances from stockholder                                  39,440
                                                          -----------
     Total current liabilities                                67,233
                                                          -----------
STOCKHOLDERS' DEFICIT
 Common stock, $0.001 par value;
 200,000,000 shares authorized,
 214,475 shares issued and                                       214
 outstanding
  Additional paid-in-capital                                 298,976
   Deficit accumulated during the development stage         (366,423)
                                                          -----------
     Total stockholders' deficit                             (67,233)
                                                          -----------
     Total liabilities and stockholders' deficit           $       -
                                                          ===========

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                             October 12,
                                                                                                1999
                                        Qtr Ended        Qtr Ended                          (inception) to
                                         June 30,         June 30,                             June 30,
                                           2003             2002                                 2003

Revenue                                     $     -           $      -                           $     -

Product and website development                   -                  -                           164,130
General and administrative  expenses          7,204                  -                           202,293

                                         ----------         ----------                        ----------
Loss from operations before
 provision for income taxes                  (7,204)                 -                         (366,423)

Provision for income taxes                        -                  -                                 -
                                         ----------         ----------                        ----------
Net loss                                    $(7,204)          $      -                        $ (366,423)
                                         ==========         ==========                        ==========
Net loss per share - basic and diluted     $  (0.03)          $      -                          $ (2.08)
                                         ==========         ==========                        ==========
Weighted average number of common
shares outstanding                          214,475            217,400                           176,255
                                         ==========         ==========                        ==========



                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)


                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                                                 Deficit
                                                                                               Accumulated
                                                     Common Stock                Additional     During the
                                              -----------------------------      Paid-in        Development
                                                  Shares            Amount       Capital          Stage           Total
                                              --------------   ------------    -----------    -------------    ------------
Balance, October 12, 1999 (Inception)                      -      $       -    $         -      $         -    $          -

Sale of common stock, October 12, 1999               120,625            120           (110)               -              10
Expenses paid by shareholder                               -              -         94,101                -          94,101
Capital contribution                                       -              -          4,159                -           4,159
Net loss                                                   -              -              -          (94,101)        (94,101)
                                              --------------   ------------    -----------    -------------    ------------
Balance, March 31, 2000                              120,625            120         98,150          (94,101)          4,169

Acquisition of public shell
 corporation, January 24, 2001                        65,850             66            (66)               -               -
Cash to be paid for acquisition                            -              -     (2,000,000)               -      (2,000,000)
Capital contribution                                       -              -        129,420                -         129,420
Net loss                                                   -              -              -         (161,199)       (161,199)
                                              --------------   ------------    -----------    -------------    ------------
Balance, March 31, 2001                              186,475            186     (1,772,496)        (255,300)     (2,027,610)

Shares issued for services - July 17, 2001             3,675              4         22,046                -          22,050
Shares issued for services - August 10, 2001           6,250              6         24,994                -          25,000
Shares issued for services - November 14, 2001         6,000              6         11,994                -          12,000
Shares issued for services - January 11, 2002         15,000             15         29,985                -          30,000
Forgiveness of cash for acquisition                        -              -      2,000,000                -       2,000,000
Net loss                                                   -              -              -         (110,083)       (110,083)
                                              --------------   ------------    -----------    -------------    ------------
Balance, March 31, 2002                              217,400            217        316,523        (365,383)        (48,643)

Shares cancelled - October 22, 2002                   (2,925)            (3)       (17,547)               -         (17,550)

Net Income                                                 -              -              -            6,164           6,164
                                              --------------   ------------    -----------    --------------   ------------
Balance, March 31, 2003                              214,475            214        298,976         (359,219)        (60,029)

Net loss                                                   -               -              -          (7,204)         (7,204)
                                              --------------   ------------    -----------    --------------   -------------
Balance, June 30, 2003                               214,475        $  214     $  298,976      $   (366,423)     $  (67,233)
                                              ==============   ============    ===========    ==============   =============




                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                                                                           October 12, 1999
                                                   Quarter ended       Quarter ended         (Inception)
                                                       June 30,           June 30,            to June 30,
                                                         2003              2002                  2003
                                                     -----------         ---------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                           $    (7,204)        $        -          $ (366,423)
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Cancellation of shares previously issued for
   services                                                     -                  -             (17,550)
     Expenses paid by shareholder                              54                  -              262,961
     Change in accounts payable                             7,150                  -               27,793
     Stock-based compensation                                   -                  -               89,050
                                                    ------------         -----------          -----------
NET CASH USED IN OPERATING
ACTIVITIES                                                     -                   -              (4,169)
                                                    ------------         -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES -
   Sale of common stock                                        -                   -                   10
   Capital contributions                                       -                   -                4,159
                                                    ------------         -----------          -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      -                   -                4,169
                                                    ------------         -----------          -----------
NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                                    -                   -                    -

CASH AND CASH EQUIVALENTS -
 beginning of period                                           -                   -                    -
                                                    ------------         -----------          -----------
CASH AND CASH EQUIVALENTS - end of period              $       -         $         -          $         -
                                                    ============         ===========          ===========
-----------------------------------------------------------------------------------------------------------------------
                                                       SUPPLEMENTAL INFORMATION:
  During the period October 12, 1999 to June 30, 2003, the Company paid no cash for interest or income taxes.


                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2003

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Edison Renewables, Inc. (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO. 7. The Company was incorporated under the laws of the state of Nevada on August 28, 1995.

Interim Financial Information. The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in form 10-KSB for the year ended March 31, 2003. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months ended June 30, 2003 are not necessarily indicative of results of operations to be expected for the full year.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

The following discussion should be read in conjunction with the financial statements of the Company and related notes included elsewhere in this Report and in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2003. All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results or other expectations expressed in the Company are forward-looking statements. Generally, the words "anticipate", "believe", "estimate", "expects", "will", and similar expressions as they relate to the Company and/or its management, are intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially could be the inability of the Company to obtain additional financing to meet its capital requirements needs and general business and economic conditions as well as technological developments.

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

Results of Operations

The Company had no operations prior to October 12, 1999, and had only incurred minimal start-up expenses as of that date. There were only administrative operations for the three months ended June 30, 2003. Net revenues for the quarter were $0 and net loss was $7,204. For the first quarter in the previous year the company had operations with net revenues of $0 and a net loss for the period of $0. In period ended June 30, 2003 the net loss of $7,204 as compared to $0 for the first quarter of the previous year resulted in company expenditures related to operating expenses, principally legal and accounting fees.

Liquidity and Capital Resources

As of June 30, 2003, the Company had a cash balance of $0. The Company's total deficit accumulated during the development stage increased to a balance of $366,423. The Company's total liabilities are $67,233, which represents accrued expenses and advances by a shareholder.

The company's cash on hand is insufficient to fund its current operating needs and the company is currently not generating any revenue. The company plans to fund its general operating needs by advances from a shareholder until the company finds an opportunity to develop business in the renewable energy market. We currently have not established any terms for the repayment of any advances. In order to raise capital in the foreseeable future, we may offer and sell equity securities or convertible debt. We expect that the sale of additional equity securities or convertible debt will result in additional dilution to our stockholders. The company can give no assurance that it will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financing, or that if available, the company will be able to obtain such funds on favorable terms and conditions. If the company cannot secure additional funds it will not be able to continue as a going concern. The company currently has no definitive arrangements with respect to additional financing. Our independent auditors have issued a report questioning our ability to continue as a going-concern. This report may impair our ability to raise additional financing and adversely affect the price of our common stock.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the small business issuers financial condition, or changes in financial condition, liquidity or capital resources or expenditures.

Item 3. Controls and Procedures.

The effectiveness of the design and operation of our disclosure controls and procedures has been evaluated within 90 days of the filing date of this quarterly report, and, based on this evaluation; the Company has concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.


     On May 5, 2003 the shareholders of the Company, by majority written consent, voted to approve:

                    - A change in Company's name from Lockwave Technologies, Inc. to Edison Renewables, Inc.

                    - An increase in the number of shares of common stock authorized for issuance from 50,000,000 to 200,000,000

                    - A 1 for 200 reverse stock split of the Company's issued and outstanding shares of common stock.

Shareholders holding 25,125,000 shares of common stock (pre 1 for 200 split which was effectuated on May 19, 2003), or 59% of the Company's issued and outstanding shares of common stock, consented to the forgoing.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

EXHIBITS
DESCRIPTION

3.1            Articles of Incorporation (1)

3.2 Certificate of Amendment to Articles of Incorporation, as filed on May 15, 2000. (1)

3.3 Certificate of Amendment to Articles of Incorporation, as filed on March 13, 2001. (1)

3.4 Certificate of Amendment to Articles of Incorporation, as filed on May 5, 2003. (1)

3.5            Bylaws. (2)

21             Subsidiaries
                      -   AMOL, Inc.-Incorporated in Delaware

31 Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to section 302 of the Sarbanes Oxley Act of 2002

32 Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to
               Section 906 of Sarbanes-Oxley Act of 2002.




(1) Incorporated herein by reference to the exhibits in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2003.

(2) Incorporated herein by reference to the Company's Registration Statement on Form 10SB 12G/A filed with the Securities and Exchange Commission on February 28, 2000.

REPORTS ON FORM 8K:

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Edison Renewables, Inc.



                                     By: /s/ Paul Steo
                                          Paul Steo, President



                                     Date: August 12, 2003