Form 10QSB
period 2003-09-30
EDISON RENEWABLES INC
filed 2003-11-14
CIK 1003933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.       Yes X No __

There are 214,475 shares of common stock issued and outstanding as of November 10, 2003.

Transitional Small Business Disclosure Format (check one) Yes ___ No X

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited financial statements for the quarter ended September 30, 2003.

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)


                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                      September 30, 2003
                                                      ------------------
     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                      $     -
                                                              ----------
     Total assets                                                $     -
                                                              ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Accounts payable                                              $34,098
   Advances from stockholder                                      42,895
                                                              ----------
     Total current liabilities                                    76,993
                                                              ----------
STOCKHOLDERS' DEFICIT
 Common stock, $0.001 par value;
 200,000,000 shares authorized,
 214,475 shares issued and                                           214
 outstanding
  Additional paid-in-capital                                     298,976
   Deficit accumulated during the development stage             (376,183)
                                                             -----------
     Total stockholders' deficit                                 (76,993)
                                                             -----------
     Total liabilities and stockholders' deficit                 $     -
                                                             ===========


                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                        October 12,
                                                                                                           1999
                                                Three months ended             Six months ended       (inception) to
                                                  September 30,                 September 30,          September 30,
                                               2003           2002           2003           2002           2003
                                             -------        ---------       -------       --------      -----------
Revenue                                   $        -        $       -    $        -     $        -      $         -

Product and website development                    -                -             -              -          164,130
Selling, general and administrative            9,760              620        16,964            620          212,053
expenses
                                          ----------        ---------    ----------     ----------      -----------
Loss from operations before
 provision for income taxes                   (9,760)            (620)      (16,964)          (620)        (376,183)

Provision for income taxes                         -               -              -              -              -
                                          ----------        ---------    ----------     ----------      -----------
Net loss                                  $  ( 9,760)       $    (620)   $  (16,964)    $     (620)     $  (376,183)
                                          ==========        =========    ==========     ==========      ===========
Net loss per share - basic and diluted    $    (0.05)       $       -    $    (0.08)    $       -       $     (2.11)
                                          ==========        =========    ==========     ==========      ===========
Weighted average number of common shares
 outstanding                                 214,475          217,400       214,475        217,400          178,644
                                          ==========        =========    ==========     ==========      ===========



                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    Unaudited



                                                                                                  Deficit
                                                                                                Accumulated
                                                     Common Stock                Additional     During the
                                              -----------------------------      Paid-in        Development
                                                  Shares            Amount       Capital          Stage           Total
                                              --------------   ------------    -----------    -------------    ------------
Balance, October 12, 1999 (Inception)          $           -      $       -    $         -      $         -    $          -

Sale of common stock, October 12, 1999               120,625            120           (110)               -              10
Expenses paid by shareholder                               -              -         94,101                -          94,101
Capital contribution                                       -              -          4,159                -           4,159
Net loss                                                   -              -              -          (94,101)        (94,101)
                                              --------------   ------------    -----------    -------------    ------------
Balance, March 31, 2000                              120,625            120         98,150          (94,101)          4,169

Acquisition of public shell
 corporation, January 24, 2001                        65,850             66            (66)               -               -
Cash to be paid for acquisition                            -              -     (2,000,000)               -      (2,000,000)
Capital contribution                                       -              -        129,420                -         129,420
Net loss                                                   -              -              -         (161,199)       (161,199)
                                              --------------   ------------    -----------    -------------    ------------
Balance, March 31, 2001                              186,475            186     (1,772,496)        (255,300)     (2,027,610)

Shares issued for services - July 17, 2001             3,675              4         22,046                -          22,050
Shares issued for services - August 10, 2001           6,250              6         24,994                -          25,000
Shares issued for services - November 14, 2001         6,000              6         11,994                -          12,000
Shares issued for services - January 11, 2002         15,000             15         29,985                -          30,000
Forgiveness of cash for acquisition                        -              -      2,000,000                -       2,000,000
Net loss                                                   -              -              -         (110,083)       (110,083)
                                              --------------   ------------    -----------    -------------    ------------
Balance, March 31, 2002                              217,400            217        316,523        (365,383)        (48,643)

Shares cancelled - October 22, 2002                   (2,925)            (3)       (17,547)               -         (17,550)

Net Income                                                 -              -              -            6,164           6,164
                                              --------------   ------------    -----------    --------------   ------------
Balance, March 31, 2003                              214,475            214        298,976         (359,219)        (60,029)

Net loss                                                   -              -              -          (16,964)        (16,964)
                                              --------------   ------------    -----------    --------------   -------------
Balance, September 30, 2003                          214,475        $   214     $  298,976      $  (376,183)     $  (76,993)
                                              ==============   ============    ===========    ==============   =============




                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                              October 12, 1999
                                                   Six Months ended       Six Months ended      (Inception)
                                                       September 30,      September 30,       to September 30,
                                                         2003              2002                  2003
                                                     --------------      -----------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                           $    (16,964)        $      (620)         $   (366,423)
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Cancellation of shares previously issued for
      services                                                   -                 620          $    (17,550)
    Expenses paid by shareholder                             3,509                   -               266,416
    Change in accounts payable                              13,455                   -                34,098
    Stock-based compensation                                     -                   -                89,050
                                                    --------------         -----------          ------------
NET CASH USED IN OPERATING
ACTIVITIES                                                       -                   -                (4,169)
                                                    --------------         -----------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES -
   Sale of common stock                                          -                   -                    10
   Capital contributions                                         -                   -                 4,159
                                                    --------------         -----------          ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        -                   -                 4,169
                                                    --------------         -----------          ------------
NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                                      -                   -                     -

CASH AND CASH EQUIVALENTS -
 beginning of period                                             -                   -                     -
                                                    --------------         -----------          ------------
CASH AND CASH EQUIVALENTS - end of period             $          -         $         -          $          -
                                                    ==============         ===========          ============


--------------------------------------------------------------------------------
                            SUPPLEMENTAL INFORMATION:

During the period October 12, 1999 to September 30, 2003, the Company paid no cash for interest or income taxes.

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2003


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

Interim  Financial  Information.

The accompanying  unaudited interim  financial  statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in form 10-KSB for the year ended March 31, 2003. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the six months ended September 30, 2003 are not necessarily indicative of results of operations to be expected for the full year.

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

Results of Operations

The Company had no operations prior to October 12, 1999, and had only incurred minimal start-up expenses as of that date. There were only administrative operations for the three and six months ended September 30, 2003 and 2002. The company has not recorded any revenue since inception. For the three months ended September 30, 2003, administrative expenses increased from $620 in 2003 to $9,760 in 2003. For the six months ended September 30, 2003, administrative expenses increased from $620 in 2002 to $16,964 in 2003. As there was no revenue in the periods, net loss equals the administrative expenses incurred during the periods. The increases from 2002 to 2003 result primarily from increased expenditures for legal and accounting fees.

Liquidity and Capital Resources

As of September 30, 2003, the Company had a cash balance of $0. The Company's total deficit accumulated during the development stage increased to a balance of $376,183. The Company's total liabilities are $76,993, which represents accrued expenses and advances by a shareholder.

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

Item 3.   Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 in alerting him in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

None

Item 2.      Changes in Securities.

None

Item 3.      Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

None

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K.

EXHIBITS
DESCRIPTION

3.1  Articles of Incorporation (1)

3.2 Certificate of Amendment to Articles of Incorporation, as filed on May 15, 2000.(1)

3.3 Certificate of Amendment to Articles of Incorporation, as filed on March 13, 2001. (1)

3.4 Certificate of Amendment to Articles of Incorporation, as filed on May 5, 2003. (1)

3.5  Bylaws.(2)

21   Subsidiaries
        o AMOL,  Inc. - Incorporated in Delaware

31 Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to section 302 of the Sarbanes Oxley Act of 2002.

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


                                                 Edison Renewables, Inc.



                                                 By: /s/ Paul Steo
                                                 -------------------------------
                                                 Paul Steo, President

                                                 Date: November 14, 2003