Form 10QSB
period 2003-12-31
EDISON RENEWABLES INC
filed 2004-02-12
CIK 1003933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________to___________________
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

There are 214,475 shares of common stock issued and outstanding as of December 31, 2003.

Transitional Small Business Disclosure Format (check one) Yes ___ No X

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited financial statements for the quarter ended December 31, 2003.

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)


                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                      December 31, 2003
                                                      -----------------

     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                  $      -
                                                          -----------
     Total assets                                            $      -
                                                          ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Accounts payable                                          $ 20,753
   Advances from stockholder                                   56,240
                                                          -----------
     Total current liabilities                                 76,993
                                                          -----------
STOCKHOLDERS' DEFICIT
 Common stock, $0.001 par value;
 200,000,000 shares authorized,
 214,475 shares issued and                                        214
 outstanding
  Additional paid-in-capital                                  298,976
   Deficit accumulated during the development stage          (376,183)
                                                          -----------
     Total stockholders' deficit                              (76,993)
                                                          -----------
     Total liabilities and stockholders' deficit           $        -
                                                          ===========

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                       October 12,
                                                                                                           1999
                                                Three months ended             Nine months ended       (inception) to
                                                  December 31,                 December 31,            December 31,
                                               2003           2002           2003           2002           2003
                                             --------       --------        -------       --------      ----------
Revenue                                   $         -        $      -        $     -       $    -       $        -

Product and website development                     -               -              -            -          164,130
Selling, general and administrative                 -          (5,535)        16,964       (4,915)         212,053
expenses
                                          -----------       ---------       --------       ------       ----------
Income (loss) from operations before
 provision for income (loss) taxes                  -           5,535        (16,964)       4,915         (376,183)

Provision for income taxes                   -                  -             -             -             -
                                          -----------       ---------       --------      -------       ----------
Net income (loss)                         $         -       $   5,535       $(16,964)     $ 4,915       $ (376,183)
                                          ===========       =========       ========      =======       ==========
Net income (loss) per share - basic       $         -       $    0.03       $  (0.08)     $  0.02       $    (2.08)
and diluted                               ===========       =========       ========      =======       ==========
Weighted average number of common shares
 outstanding                                  214,475         215,177        214,475      216,975          180,752
                                          ===========       =========       ========      =======       ==========




                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                                                                  Deficit
                                                                                                Accumulated
                                                     Common Stock                Additional     During the
                                              -----------------------------      Paid-in        Development
                                                  Shares            Amount       Capital          Stage           Total
                                              --------------   ------------    -----------    -------------    ------------
Balance, October 12, 1999 (Inception)                      -      $       -    $         -      $         -    $          -

Sale of common stock, October 12, 1999               120,625            120           (110)               -              10
Expenses paid by shareholder                               -              -         94,101                -          94,101
Capital contribution                                       -              -          4,159                -           4,159
Net loss                                                   -              -              -          (94,101)        (94,101)
                                              --------------   ------------    -----------    -------------    ------------
Balance, March 31, 2000                              120,625            120         98,150          (94,101)          4,169

Acquisition of public shell
 corporation, January 24, 2001                        65,850             66            (66)               -               -
Cash to be paid for acquisition                            -              -     (2,000,000)               -      (2,000,000)
Capital contribution                                       -              -        129,420                -         129,420
Net loss                                                   -              -              -         (161,199)       (161,199)
                                              --------------   ------------    -----------    -------------    ------------
Balance, March 31, 2001                              186,475            186     (1,772,496)        (255,300)     (2,027,610)

Shares issued for services - July 17, 2001             3,675              4         22,046                -          22,050
Shares issued for services - August 10, 2001           6,250              6         24,994                -          25,000
Shares issued for services - November 14, 2001         6,000              6         11,994                -          12,000
Shares issued for services - January 11, 2002         15,000             15         29,985                -          30,000
Forgiveness of cash for acquisition                        -              -      2,000,000                -       2,000,000
Net loss                                                   -              -              -         (110,083)       (110,083)
                                              --------------   ------------    -----------    -------------    ------------
Balance, March 31, 2002                              217,400            217        316,523         (365,383)        (48,643)

Shares cancelled - October 22, 2002                   (2,925)            (3)       (17,547)               -         (17,550)

Net Income                                                 -              -              -            6,164           6,164
                                              --------------   ------------    -----------    --------------   ------------
Balance, March 31, 2003                              214,475            214        298,976         (359,219)        (60,029)

Net loss                                                   -              -              -          (16,964)        (16,964)
                                              --------------   ------------    -----------    --------------   ------------
Balance, December 31, 2003                           214,475       $    214     $  298,976     $   (376,183)     $  (76,993)
                                              ==============   ============    ===========    ==============   ============



                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)





                                                                                            October 12, 1999
                                                   Nine Months ended  Nine Months ended      (Inception)
                                                       December 31,      December 31,       to December 31,
                                                         2003              2002                  2003
                                                     -----------         ---------          --------------


CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                  $  (16,964)        $   4,915             $ (376,183)
   Adjustments to reconcile net  income (loss)
   to net cash provided by operating activities:
     Cancellation of shares previously issued for
     services                                                  -                 -             $  (17,550)
     Expenses paid by shareholder                         16,854               935                279,761
     Change in accounts payable                              110                 -                 20,753
     Stock-based compensation                                  -            (5,850)                89,050
                                                    ------------         ---------            -----------
NET CASH USED IN OPERATING
ACTIVITIES                                                     -                 -                 (4,169)
                                                    ------------         ---------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES -
   Sale of common stock                                        -                 -                     10
   Capital contributions                                       -                 -                  4,159
                                                    ------------         ---------            -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      -                 -                  4,169
                                                    ------------         ---------            -----------
NET INCREASE IN CASH AND CASH
EQUIVALENTS                                                    -                 -                      -

CASH AND CASH EQUIVALENTS -
 beginning of period                                           -                 -                      -
                                                    ------------         ---------            -----------
CASH AND CASH EQUIVALENTS - end of period              $       -         $       -            $         -
                                                    ============         =========            ===========

--------------------------------------------------------------------------------
                            SUPPLEMENTAL INFORMATION:


During the period October 12, 1999 to December 31, 2003, the Company paid no cash for interest or income taxes.

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 2003

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

Interim Financial Information. The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended March 31, 2003. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the nine months ended December 31, 2003 are not necessarily indicative of results of operations to be expected for the full year.

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

Results of Operations

The Company had no operations prior to October 12, 1999, and had only incurred minimal start-up expenses as of that date. There were only administrative operations for the three and nine months ended December 31, 2003 and 2002. The Company has not recorded any revenue since inception. For the three months ended December 31, 2003, administrative expenses were $0 and net loss was $0, compared to administrative expenses of $315 and a net gain of $5,535 in 2002. The net gain is the result of the cancellation of 585,000 shares valued at $5,850. For the nine months ended December 31, 2003, administrative expenses were $16,964 and net loss was $16,964. For the nine months ended December 31, 2002 administrative expenses were $935 and there was a net gain of $4,915. The net gain is the result of the cancellation of 585,000 shares valued at $5,850. The increases from 2002 to 2003 result primarily from increased expenditures for legal and accounting fees.


Liquidity and Capital Resources

As of December 31, 2003, the Company had a cash balance of $0. The Company's total deficit accumulated during the development stage maintained a balance of $376,183. The Company's total liabilities are $76,993, which represents accrued expenses and advances by a shareholder. For the three months ended December 31, 2003, $13,345 of accrued expenses were paid by advances from a shareholder.


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


Item 3. Controls and Procedures.


Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003 in alerting him in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

EXHIBITS
DESCRIPTION

3.1            Articles of Incorporation (1)

3.2 Certificate of Amendment to Articles of Incorporation, as filed on May 15, 2000. (1)

3.3 Certificate of Amendment to Articles of Incorporation, as filed on March 13, 2001. (1)

3.4 Certificate of Amendment to Articles of Incorporation, as filed on May 5, 2003.(1)

3.5            Bylaws.(2)

21             Subsidiaries
                  o AMOL, Inc. - Incorporated in Delaware

31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated herein by reference to the exhibits in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2003.

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


                                             Edison Renewables, Inc.


                                             By: /s/ Paul Steo
                                             ------------------------------
                                             Paul Steo, President

                                             Date: February 12, 2004