Form 10KSB
period 2004-03-31
EDISON RENEWABLES INC
filed 2004-06-29
CIK 1003933

UNITED STATES/ SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2004

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to ____

                        Commission File Number 000-27339

                             EDISON RENEWABLES, INC.
                 (Name of Small Business Issuer in its Charter)



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

                                                      Name of Each Exchange
           Title of Each Class                         on Which Registered
           -------------------                        ---------------------

                                      None
    ----------------------------------- -----------------------------------


         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ 0.

The aggregate market value of the common stock held by non-affiliates, based upon the closing price of such stock as of June 22, 2004, was $ 48,450.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer's common stock as of June 22, 2004 was 214,475 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE: none

                                     PART I

Item 1. Description of Business.

Edison Renewables, Inc. was incorporated on August 28, 1995 in Nevada under the name of Professional Mining Consultants, Inc. On May 15, 2000, the company changed its name to AudioMonster Online, Inc. On March 13, 2001, the company changed its name to Lockwave Technologies, Inc. On May 5, 2003 the company again changed its name to Edison Renewables, Inc. The company currently plans to seek opportunities to develop business which may include acquisitions or business combinations with operating companies. The company currently is not operating and is only incurring general and administrative costs.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Edison Renewables' common stock trades in the over-the-counter market and is quoted on the OTC Bulletin Board under the trading symbol ERNW. As of June 22, 2004, we had 214,475 shares of common stock issued and outstanding. There have been no further stock transactions subsequent to May 19, 2003.

The following table sets forth, for the periods indicated, the high and low bid prices per share of our common stock as quoted on the OTC Bulletin Board. The quotations reflect inter-dealer quotations without retail markup, markdown, or commission, and may not represent actual transactions.

Source: www.otcbb.com





                                       High    Low
                                       ----    ---


                2004 Fiscal Year
                ----------------

                First Quarter          $ .25  $ .25
                Second Quarter           .25    .25
                Third Quarter            .25    .25
                Fourth Quarter           .25    .25

                2003 Fiscal Year
                ----------------

                First Quarter          $2.00 $  .25
                Second Quarter           .44    .25
                Third Quarter           1.01    .25
                Fourth Quarter          1.01    .25




As of June 22, 2004, the last reported sale price of the company's stock was $ ..51 per share.

Dividend Policy

No dividends have been paid by the company since its inception. We do not anticipate paying dividends on our common stock in the foreseeable future but plan to retain earnings, if any, for the operation and expansion of our business.

Holders

There were 327 stockholders of record of the company's common stock as of June 19, 2004.

Securities Authorized for Issuance under Equity Compensation Plans

Edison Renewables adopted its 2003 Equity Participation Plan on February 24, 2003. Our Shareholders approved the adoption of the plan by majority written consent on the same day. No securities have been granted or issued under this plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

Certain information contained in this report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this information statement or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "explore", "consider", "anticipate", "intend", "could", "estimate", "plan", or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

o our ability to successfully identify, execute and implement acquisitions or business combinations.

o Disruption in the economic and financial conditions primarily from the impact of terrorist attacks in the United States and overseas, threats of future attacks, police and military activities and other disruptive worldwide political events.

We are also subject to other risks detailed from time to time in other Securities and Exchange Commission filings and elsewhere in this report. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

Overview

The company has a limited history of operations and no history of profitability. It was incorporated as Professional Mining Consultants, Inc. ("PFMC") on August 28, 1995 in the state of Nevada. The company was originally organized for the purpose of setting up a mining consulting and engineering office in Las Vegas, Nevada. In September 1999, the company abandoned its original business plan and decided to seek a company or companies to acquire or with whom to merge.

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

On June 5, 2000 591519 BC Ltd. changed its name to AudioMonster Online, Inc. As a result, two corporations existed with the name AudioMonster Online, Inc.; one, the company, in Nevada, and one in British Columbia, with the British Columbia company as a subsidiary of the company.

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

As of March 31, 2004 the company had a total stockholders' deficit of $80,909.

See Notes to the Financial Statements for a description of the company's significant accounting policies.

Results of Operations

The company had no operations prior to October 12, 1999, and had only incurred minimal start-up expenses as of that date. There were only administrative operations for the year ended March 31, 2004, in which payment was made by debt investments by a shareholder. Net revenues for the year were $0 and net loss was $ 20,880. For the previous year the company had operations with net revenues of $0 and a net income for the period of $6,164.

Liquidity and Capital Resources

As of March 31, 2004, the company had a cash balance of $0. The company's total deficit accumulated during the development stage was $380,099 at March 31, 2004. The company's total liabilities are $80,909, which represents accrued expenses and advances by a shareholder.

The company's cash on hand is insufficient to fund its current operating needs and the company is currently not generating any revenue. The company has funded, and plans to fund, its general operating needs by advances or investments from a shareholder until the company finds an appropriate business opportunity. Current debt investments by the shareholder is $56,240 which is represented by a promissory note bearing interest at the annual rate of 5%, payable on December 31, 2005. We currently have not established any terms for the repayment of any loans. In order to raise capital in the foreseeable future, we may offer and sell equity securities or convertible debt. We expect that the sale of additional equity securities or convertible debt will result in additional dilution to our stockholders. The company can give no assurance that it will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financing, or that if available, the company will be able to obtain such funds on favorable terms and conditions. If the company cannot secure additional funds it will not be able to continue as a going concern. The company currently has no definitive arrangements with respect to additional financing.

Plan of Operations

The company ceased the development of the Lockwave Technologies business plan in September, 2001 to explore other business opportunities and to raise working capital to facilitate its plans to change its business direction. The company currently plans to seek opportunities to develop business which may include acquisitions or business combinations with operating companies.

Item 7.   Financial Statements.

The financial statements required by this item are included in this report after
Part III Item 14, beginning after page 8.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004 in alerting him in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fourth quarter of the fiscal year ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Management

The following table sets forth the name, age and position of our sole executive officer and director:



                  Name                     Age     Position and Officers with
                                                     the Company
                -------------------------------------------------------------

                Paul S. Steo               27      President, Secretary,
                                                   Treasurer and Director


Paul Steo has been our sole officer and sole director since January 24, 2001. Mr. Steo currently handles the administrative duties for the company. Prior to obtaining the position with Edison Renewables, Mr. Steo worked as a financial operations analyst for a division of Ambac Financial Group for approximately one year prior to joining Edison Renewables, Inc. Mr. Steo holds a B.S. in Accounting from Binghamton University.

We do not have a separate Audit Committee, and therefore, our Board of Directors performs the duties of the audit committee. We are in the process of preparing and adopting a code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 "reporting persons," including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended March 31, 2004. To our knowledge, based solely on a review of written representations that no reports were required, during the fiscal year ended March 31, 2004, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information, as of March 31, 2004, regarding beneficial ownership of our common stock by

- each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock;

-    each of our directors;

- each of the named executive officers; and all of our current executive officers and directors as a group.


Name and Address of         Number of Shares
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

Item 12. Certain Relationships and Related Transactions.

During the years ended March 31, 2004 and 2003, a stockholder provided debt investments in the Company to pay expenses totaling $16,854, and $23,711, respectively. These investments and, previous and subsequent investments are represented by a $56,240 promissory note bearing interest at the annual rate of 5% which is payable on December 31, 2005. The financial statements for the year ended March 31, 2004 recognize these investments as a note payable to a stockholder. For the year ended March 31, 2003, these debt investments are recognized as advances from a shareholder.

The company neither owns nor leases any real or personal property. A shareholder of the company provides the company with the use of office space and other services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. These individuals are involved in other business activities unrelated to the Company and may, in the future, become involved in other business opportunities.

Item 13. Exhibits and Reports on Form 8-K.

2.1  Agreement and Plan of Merger dated September 25, 2000,  including  exhibits
     (1).

2.2  Amendment to Agreement and Plan of Merger dated January 24, 2001 (1).

3.1  Articles of Incorporation (2)

3.2 Certificate of Amendment to Articles of Incorporation, as filed on May 15, 2000 (2).

3.3 Certificate of Amendment to Articles of Incorporation, as filed on March 13, 2001 (2).

3.4 Certificate of Amendment to Articles of Incorporation, as filed on May 5, 2003 (2).

3.5  Bylaws. (3).

4 Promissory Note, Effective as of April 19, 2004, payable by the Company to Corey Morrison

21   Subsidiaries

31 Rule 13a-14(a)/15d-14(a) Certification as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32 Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Footnotes

(1) Denotes document filed as an exhibit to our Current Report filed on Form 8-K filed on February 7, 2001 and incorporated herein by reference.

(2) Denotes document filed as an exhibit to our Annual Report on Form 10-KSB for the year ended March 31, 2003 and incorporated herein by reference.

(3) Denotes document filed as an exhibit to our Form 10SB12G/A filed on February 28, 2000 and incorporated herein by reference.

Reports on Form 8-K:

None

Item 14.  Principal Accountant Fees and Services

As of the date of this filing, our principal accountants, Abrams and Company, P.C., have billed us approximately $1,550 and $1,750, respectively, during the years ended March 31, 2004 and 2003, for the audit of our financial statements for each of those years and the review of our financial statements included in our Quarterly Reports on Form 10-QSB during the year then ended.

Our principal accountants did not bill us any fees for tax compliance, tax advice and tax planning for our fiscal years ended March 31, 2003 and 2002.

Our principal accountants did not bill us any fees for any assurance and related services for our fiscal years ended March 31, 2004 and 2003.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
EDISON RENEWABLES, INC. AND SUBSIDIARY:

We have audited the accompanying consolidated balance sheet of Edison Renewables, Inc. (formerly known as Lockwave Technologies, Inc.) and Subsidiary (a Development Stage Company) as of March 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended, and for the period from inception (October 12, 1999) to March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's financial statements as of and for the period October 12, 1999 (inception) through March 31, 2002 were audited by other auditors whose report, dated June 25, 2002, expressed an unqualified opinion on those statements. The financial statements for the period October 12, 1999 (inception) through March 31, 2002 reflect total revenues and net loss of $-0- and $365,383, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Edison Renewables, Inc. and Subsidiary as of March 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the years then ended, and for the period from October 12, 1999 (inception) to March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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


  /s/ Abrams and Company, P.C.
------------------------------
Abrams and Company, P.C.
Certified Public Accountants
June 4, 2004
Melville, NY



                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS



                                                                                                           March 31,
                                                                                         ---------------------------------------
                                                                                         ---------------------------------------
                                                                                                    2004               2003
                                                                                         ---------------------   ---------------
                                                                                         ---------------------   ---------------
           ASSETS
      CURRENT ASSETS
        Cash and cash equivalents                                                                $        -           $        -
                                                                                         ---------------------   ---------------
                                                                                         ---------------------
           Total assets                                                                          $        -           $        -
                                                                                         =====================   ===============
                                                                                         =====================   ===============

           LIABILITIES AND STOCKHOLDERS' EQUITY
      CURRENT LIABILITIES
        Accounts payable                                                                         $    24,669          $   20,643
        Advances from stockholder                                                                                         39,386
                                                                                         ---------------------   ---------------
            Total current liabilities                                                                 24,669              60,029

      NONCURRENT LIABILITIES
        Note payable to stockholder                                                                   56,240
                                                                                         ---------------------   ---------------
                                                                                         ---------------------   ---------------

             Total liabilities                                                                        80,909              60,029


      STOCKHOLDERS' DEFICIT
        Preferred stock, $0.001 par value;
          20,000,000 shares authorized,
          0 shares issued and outstanding
                                                                                                           -                   -
        Common stock, $0.001 par value;
          200,000,000 shares authorized,
          214,475  shares issued and outstanding                                                         214                 214
        Additional paid-in-capital                                                                   298,976             298,976
        Deficit accumulated during the development stage                                            (380,099)           (359,219)
                                                                                            -------------------- ---------------
           Total stockholders' deficit                                                              ( 80,909)           ( 60,029)
                                                                                            -------------------- ---------------
           Total liabilities and stockholders' deficit                                           $         -          $        -
                                                                                            ==================== ===============
                                                                                            ==================== ===============


  The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.




                                                        EDISON RENEWABLES, INC.
                                                     (A Development Stage Company)
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                         October 12,
                                                                                                                            1999
                                                                                          Year Ended                  (inception) to
                                                                                           March 31,                      March 31,
                                                                             -----------------------------------------
                                                                             -----------------------------------------
                                                                                    2004                  2003                 2004
                                                                             --------------------  -------------------  ------------
                                                                             --------------------  -------------------  ------------

      Revenue                                                                          $       -            $       -    $       -

      Product and website development                                                          -                    -        164,130
      General and administrative expenses                                                 20,880              ( 6,164 )      215,969
                                                                             --------------------  -------------------  ------------

      (Loss) income from operations before provision for income taxes                   ( 20,880 )              6,164     ( 380,099)

                                                                             --------------------  -------------------  ------------
      Provision for income taxes                                                               -                   -             -
                                                                             --------------------  -------------------  ------------
                                                                             --------------------  -------------------  ------------

      Net (loss) profit                                                      $          ( 20,880 ) $           6,164      ( 380,099)

                                                                             ====================  ===================  ============

      Net (loss) profit per share - basic and diluted - giving
      retroactive effect to 1 for 200 reverse stock split                    $          (   0.10 ) $            0.03    $ (   2.08 )
                                                                             ====================  ===================  ============

      Weighted average number of common shares
      outstanding - giving retroactive effect to 1 for 200
      reverse stock split                                                                214,475             216,275       182,625
                                                                             ====================  ===================  ============







  The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.



                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                                   October 12, 1999
                                                                                      Year Ended                     (Inception)
                                                                                      March 31,                      to March 31,
                                                                        ---------------------------------------
                                                                        ---------------------------------------
                                                                              2004                 2003                  2004
                                                                        ------------------   ------------------  ------------------

     CASH FLOWS FROM OPERATING ACTIVITIES
           Net (loss) profit                                            $  (    20,880 )     $           6,164   $   (  380,099 )
              Adjustments to reconcile net loss to net
              cash provided by operating activities:
              Cancellation of shares previously issued
              for services                                                                         (    17,550 )     (   17,550 )
                Expenses paid by shareholder                                    16,854                  23,711          279,761
                Stock-based compensation                                                                                 89,050
                Change in accounts payable                                       4,026             (    12,325 )         24,669
                                                                        ------------------   ------------------  ------------------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                -                    -       (    4,169 )
                                                                        ------------------   ------------------  ------------------
                                                                        ------------------   ------------------  ------------------

     CASH FLOWS FROM FINANCING ACTIVITIES
          Sale of common stock                                                          -                    -               10
          Capital contributions                                                         -                    -            4,159
                                                                        ------------------   ------------------  ------------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                                          -                    -            4,169
                                                                        ------------------   ------------------  ------------------
                                                                        ------------------   ------------------  ------------------

     NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               -                    -                -

     CASH AND CASH EQUIVALENTS -
       beginning of period                                                              -                    -                -
                                                                        ------------------   ------------------  ------------------
                                                                        ------------------   ------------------  ------------------

     CASH AND CASH EQUIVALENTS -
       end of period                                                    $               -    $               -   $            -
                                                                        ==================   ==================  ==================


     SUPPLEMENTAL INFORMATION:
          During the period October 12, 1999 to March 31, 2004, the Company paid no cash for interest or income taxes.

      The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                                                  Deficit
                                                                                                Accumulated
                                                     Common Stock                Additional     During the
                                              -----------------------------      Paid-in        Development
                                                  Shares            Amount       Capital          Stage           Total
                                              --------------   ------------    -----------    -------------    ------------
Balance, October 12, 1999 (Inception)                      -      $       -    $         -      $         -    $          -

Sale of common stock, October 12, 1999               120,625            120           (110)               -              10
Expenses paid by shareholder                               -              -         94,101                -          94,101
Capital contribution                                       -              -          4,159                -           4,159
Net loss                                                   -              -              -          (94,101)        (94,101)
                                              --------------   ------------    -----------    -------------    ------------
Balance, March 31, 2000                              120,625            120         98,150          (94,101)          4,169

Acquisition of public shell
 corporation, January 24, 2001                        65,850             66            (66)               -               -
Cash to be paid for acquisition                            -              -     (2,000,000)               -      (2,000,000)
Capital contribution                                       -              -        129,420                -         129,420
Net loss                                                   -              -              -         (161,199)       (161,199)
                                              --------------   ------------    -----------    -------------    ------------
Balance, March 31, 2001                              186,475            186     (1,772,496)        (255,300)     (2,027,610)

Shares issued for services - July 17, 2001             3,675              4         22,046                -          22,050
Shares issued for services - August 10, 2001           6,250              6         24,994                -          25,000
Shares issued for services - November 14, 2001         6,000              6         11,994                -          12,000
Shares issued for services - January 11, 2002         15,000             15         29,985                -          30,000
Forgiveness of cash for acquisition                        -              -      2,000,000                -       2,000,000
Net loss                                                   -              -              -         (110,083)       (110,083)
                                              --------------   ------------    -----------    -------------    ------------
Balance, March 31, 2002                              217,400            217        316,523        (365,383)        (48,643)

Shares cancelled - October 22, 2002                   (2,925)            (3)       (17,547)               -         (17,550)

Net Income                                                 -              -              -            6,164           6,164
                                              --------------   ------------    -----------    --------------   ------------
Balance, March 31, 2003                              214,475            214        298,976         (359,219)        (60,029)

Net loss                                                   -               -              -         (20,880)        (20,880)
                                              --------------   ------------    -----------    --------------   -------------
Balance, March 31, 2004                              214,475         $  214     $  298,976      $   (380,099)     $ (80,909)

                                              ==============   ============    ===========    ==============   =============

  The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

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

The financial statements presented include only the accounts of Lockwave, a development stage company, from its inception (October 12, 1999) through March 31, 2004, and of the Company from January 24, 2001 through March 31, 2004.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the company as a going concern. However, the company has no established source of revenue and has accumulated operating losses. These factors raise substantial doubt about the company's ability to continue as a going concern. Without realization of additional capital, and or a suitable merger partner it would be unlikely for the company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

Management's Plans
------------------
In order to raise capital in the foreseeable future, the Company may offer and sell equity securities or convertible debt. The Company currently plans to seek opportunities to develop business which may include acquisitions or business combinations with operating companies.

Nature of Operations
--------------------
The company is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7.

The company intends to seek opportunities to develop business which may include acquisitions or business combinations with operating companies.

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

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

Concentration of Credit Risk
----------------------------
None.

Fair Value of Financial Instruments
-----------------------------------
The carrying value of current liabilities approximates fair value due to the relatively short maturity of these instruments.

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

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

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

Earnings/Loss Per Share
-----------------------
The company calculates loss per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing profit/loss available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of March 31, 2004 and 2003, there were no potentially dilutive securities outstanding.

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

Eligibility is as follows; subject to certain limitations and conditions in the plan, restricted stock and options to purchase shares may be granted to persons who, in the case of incentive stock options, are employees of, either the company or any parent or subsidiary of the company including directors and officers of the company and non-employees to whom an offer of employment has been extended, or in the case of non-statutory stock options and restricted stock grants, are employees including directors and officers or non-employee directors or certain consultants or advisors to, either the company or any parent or subsidiary of the company and non-employees to whom an offer of employment has been extended. At March 31, 2004 one employee was eligible to receive options or restricted stock grants under the plan.

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, Intangible Assets, and requires goodwill and other intangible assets that have indefinite useful lives to no longer be amortized; however, these assets must be tested at least annually for impairment. SFAS No. 142 also requires an evaluation of existing acquired goodwill and other intangible assets for proper classification under the new requirements. In addition, intangible assets (other then goodwill) that have finite useful lives will continue to be amortized over their useful lives; however, the amortization period of such intangible assets will no longer be limited to 40 years. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. In connection with the adoption of this standard, the Company's unamortized goodwill balance will no longer be amortized over its useful life; rather it will be subject to at least annual assessment for impairment by applying a fair-value-based test. Although not currently applicable to the Company, this SFAS could have an impact on future financial statements.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations", which is effective for all business combinations initiated after June 20, 2001. SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16, "Business Combinations", and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring that all business combinations be accounted for using the purchase method. Also, it requires application of the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", for goodwill and other intangible assets related to any business combinations completed after June 30, 2001, but prior to the adoption date of SFAS No. 142. Additionally, in applying the purchase method, SFAS No. 141 changes the criteria for recognizing intangible assets apart from goodwill and states the following criteria that should be considered in determining the recognition of intangible assets: (1) the intangible asset arises from contractual or other legal rights or (2) the intangible assets is separable or dividable from the acquired entity and capable of being sold, transferred, licensed, rented, or exchanged. The adoption of SFAS No. 141 may have a material effect on the Company's future financial statements.

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

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

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

In May 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 103, "Update of Codification of Staff Accounting Bulletins" (SAB 103). This staff accounting bulletin revises or rescinds portions of the interpretive guidance included in the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in accounting principles generally accepted in the United States of America, as well as Commission rulemaking. Management believes the Company is in compliance with SAB 103.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity" ("SFAS 150"). SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that SFAS 150 does not effect the classification or measurement of any of its financial instruments.

In March 2004, the SEC issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" ("SAB 105"). This staff accounting bulletin summarizes the views of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The Company does not believe that SAB 105 will have an impact on its consolidated financial position and results of operations.

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE 2 - CORPORATE REORGANIZATION AND MERGER

On January 24, 2001, Edison Renewables and Lockwave amended their merger agreement. The agreement, as amended, provided that Edison Renewables would acquire all of the issued and outstanding common stock of Lockwave. In connection with the transaction, the sole shareholder of Lockwave received an aggregate of 120,625 ( post stock split) shares of Edison Renewables common stock for its 1,000 shares of Lockwave. Additionally, the shareholder was to receive a cash payment of $2,000,000. Payments of $500,000 had previously been paid prior to the final amendment. Payments of the $2,000,000 cash portion were scheduled as follows: February 1, 2001, $250,000; March 1, 2001, $250,000; April 1, 2001, $500,000; May 1, 2001, $500,000; June 1, 2001, $500,000. None of these scheduled payments were made and the required payments were forgiven by the stockholder during the year ended March 31, 2002.

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

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003


NOTE 3 - INCOME TAXES

The components of the provision for income taxes are as follows:

The current tax benefit is negligible. The effective rate, which is negligible, differs from the expected tax rate of 34% as a result of the effect of the variable tax structure.

At March 31, 2004, the company had net carryforward losses of approximately $1,009,000 Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the company's ability to generate taxable income during the carryforward periods.

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE 3 - INCOME TAXES (Continued)

Net operating loss carryforwards expire principally ratably starting in 2015 to 2024. The utilization of the net operating losses may be limited as provided by
Section 382 of the Internal Revenue Code



                                                  March 31,
                                          -----------------------
                                             2004           2003
                                          ----------    ---------
Deferred Tax Assets
 Loss Carryforwards                       $  343,000   $  336,000

 Less:  Valuation Allowance                ( 343,000)  (  336,000)
                                          ----------   ----------
 Net Deferred Tax Assets                  $        -   $        -
                                          ==========   ==========



NOTE 4 - RELATED PARTY TRANSACTIONS

The company neither owns nor leases any real or personal property. A shareholder of the company provides office space and other services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. These individuals are involved in other business activities unrelated to the Company, and may, in the future, become involved in other business opportunities.

During the years ended March 31, 2004 and 2003, a stockholder provided debt investments in the Company to pay expenses totaling $16,854, and $23,711, respectively. These debt investments, and previous and subsequent debt investments, are represented by a promissory note for $56,240 bearing interest at the annual rate of 5% which is payable on December 31, 2005. This note payable, dated April 19, 2004, is classified in the financial statements for the year ended March 31, 2004 as a note payable to a stockholder. The financial statements for the year ended March 31, 2003 recognizes these debt investments as advances from a stockholder.

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