Form 10QSB
period 2004-06-30
EDISON RENEWABLES INC
filed 2004-08-16
CIK 1003933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to ____

                        Commission File Number 000-24595

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


         Issuer's telephone number, including area code: (516) 977-3425

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing  requirements for the past 90 days. Yes X   No
                                                               --    --


There are 16,692,475 shares of common stock issued and outstanding as of August 6, 2004.


Transitional Small Business Disclosure Format (check one): Yes      No X
                                                               --      --

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Unaudited consolidated financial statements for the quarter ended June 30, 2004.


                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                               June 30, 2004
                                                            --------------------
     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                 $              -
                                                            --------------------
     Total assets                                           $              -
                                                            ====================

     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable                                          $         22,484
  Accrued expenses                                                     9,334
                                                            --------------------
      Total current liabilities                                       31,818

NONCURRENT LIABILITIES
  Note payable to stockholder                                         58,425
                                                            --------------------

       Total liabilities                                              90,243


STOCKHOLDERS' DEFICIT
  Preferred stock, $0.001 par value;
    20,000,000 shares authorized,
    0 shares issued and outstanding                                        -
  Common stock, $0.001 par value;
    200,000,000 shares authorized,
    214,475  shares issued and outstanding                               214
  Additional paid-in-capital                                         298,976
  Deficit accumulated during the development stage                  (389,433)
                                                             -------------------
      Total stockholders' deficit                                    (90,243)
                                                             -------------------

      Total liabilities and stockholders' deficit            $             -
                                                             ===================

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                               October 12,
                                                                                                                   1999
                                                                              Quarter Ended                   (inception) to
                                                                                 June 30,                        June 30,
                                                                 -----------------------------------------
                                                                        2004                  2003                 2004
                                                                 --------------------  -------------------  ---------------------

      Revenue                                                     $                -   $                -    $               -

      Product and website development                                              -                    -              164,130
      General and administrative expenses                                      9,334                7,204              225,303
                                                                 --------------------  -------------------  ---------------------

      Loss from operations before provision for income taxes                  (9,334)              (7,204)            (389,433)

                                                                 --------------------  -------------------  ---------------------
      Provision for income taxes                                                   -                    -
                                                                                                                             -
                                                                 --------------------  -------------------  ---------------------

      Net loss                                                   $            (9,334)   $          (7,204)     $      (389,433)
                                                                 ====================  ===================  =====================

      Net loss per share - basic and diluted - giving            $             (0.04)   $           (0.03)     $         (2.11)
      retroactive effect to 1 for 200 reverse stock split        ====================  ===================  =====================

      Weighted average number of common shares
      outstanding - giving retroactive effect to 1 for 200                   214,475              214,475              184,307
      reverse stock split                                        ====================  ===================  =====================
















The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

                            EDISON RENEWABLES, INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                   (Unaudited)

                                                                                                Deficit
                                                        Common Stock            Additional     Accumulated
                                              -----------------------------      Paid-in        During the
                                                  Shares          Amount         Capital    Development Stage      Total
                                              --------------   ------------    -----------    -------------    ------------
Balance, October 12, 1999 (Inception)                      -      $       -    $         -      $         -    $          -

Sale of common stock, October 12, 1999               120,625            120           (110)               -              10
Expenses paid by shareholder                               -              -         94,101                -          94,101
Capital contribution                                       -              -          4,159                -           4,159
Net loss                                                   -              -              -          (94,101)        (94,101)
                                              --------------   ------------    -----------    -------------    ------------
Balance, March 31, 2000                              120,625            120         98,150          (94,101)          4,169

Acquisition of public shell
 corporation, January 24, 2001                        65,850             66            (66)               -               -
Cash to be paid for acquisition                            -              -     (2,000,000)               -      (2,000,000)
Capital contribution                                       -              -        129,420                -         129,420
Net loss                                                   -              -              -         (161,199)       (161,199)
                                              --------------   ------------    -----------    -------------    ------------
Balance, March 31, 2001                              186,475            186     (1,772,496)        (255,300)     (2,027,610)

Shares issued for services - July 17, 2001             3,675              4         22,046                -          22,050
Shares issued for services - August 10, 2001           6,250              6         24,994                -          25,000
Shares issued for services - November 14, 2001         6,000              6         11,994                -          12,000
Shares issued for services - January 11, 2002         15,000             15         29,985                -          30,000
Forgiveness of cash for acquisition                        -              -      2,000,000                -       2,000,000
Net loss                                                   -              -              -         (110,083)       (110,083)
                                              --------------   ------------    -----------    -------------    ------------
Balance, March 31, 2002                              217,400            217        316,523         (365,383)        (48,643)

Shares cancelled - October 22, 2002                   (2,925)            (3)       (17,547)               -         (17,550)

Net Income                                                 -              -              -            6,164           6,164
                                              --------------   ------------    -----------    --------------   ------------
Balance, March 31, 2003                              214,475            214        298,976         (359,219)        (60,029)

Net loss                                                  -               -              -          (20,880)        (20,880)
                                              --------------   ------------    -----------    --------------   -------------
Balance, March 31, 2004                             214,475             214        298,976         (380,099)        (80,909)

Net loss (Unaudited)                                      -               -              -           (9,334)         (9,334)
                                              --------------   ------------    -----------    --------------   -------------
Balance, June 30, 2004 (Unaudited)                  214,475        $    214     $  298,976    $    (389,433)    $   (90,243)
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

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                   October 12, 1999
                                                                                    Quarter Ended                    (Inception)
                                                                                       June 30,                      to June 30,
                                                                        ---------------------------------------
                                                                              2004                 2003                  2004
                                                                        ------------------   ------------------  -------------------

     CASH FLOWS FROM OPERATING ACTIVITIES
                  Net loss                                              $          (9,334)        $    (7,204)       $     (389,433)

              Adjustments to reconcile net loss to net cash provided by
              operating activities:
              Cancellation of shares previously issued
              for
              services                                                                                                      (17,550)
                Expenses paid by shareholder                                                               54               279,761
                Stock-based compensation                                                                                     89,050
                (Decrease) Increase in accounts payable                            (2,185)              7,150                22,484
                Increase in accrued expenses                                        9,334                                     9,334
                                                                        ------------------   ------------------  -------------------
     NET CASH (USED IN) BY OPERATING ACTIVITIES
                                                                                   (2,185)                  -                (6,354)

                                                                        ------------------   ------------------  -------------------

     CASH FLOWS FROM FINANCING ACTIVITIES
          Increase in note payable                                                  2,185                                     2,185
          Sale of common stock                                                          -                    -                   10
          Capital contributions                                                         -                    -                4,159
                                                                        ------------------   ------------------  -------------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                                    2,185                    -                6,354
                                                                        ------------------   ------------------  -------------------

     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                        -                    -                    -

     CASH AND CASH EQUIVALENTS -
       beginning of period                                                              -                    -                    -
                                                                        ------------------   ------------------  -------------------

     CASH AND CASH EQUIVALENTS -
       end of period                                                     $              -     $              -     $              -

                                                                        ==================   ==================  ===================

     SUPPLEMENTAL INFORMATION:

          During the period October 12, 1999 to June 30, 2004, the Company paid no cash for interest or income taxes.

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------
The accompanying consolidated financial statements include the accounts of Edison Renewables, Inc., formerly Lockwave Technologies, Inc. ("Edison Renewables"), formerly Audiomonster Online, Inc., a Nevada corporation formed on August 28, 1995 as Professional Mining Consultants, Inc. and its wholly owned subsidiary Lockwave, Inc. ("Lockwave"), a Delaware corporation formed on October 12, 1999. The term "Edison Renewables" in these notes refers to the company prior to its merger with Lockwave. The term "company" or "Company" in these notes refers to Edison Renewables and Lockwave following the merger transaction between Edison Renewables and Lockwave. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The consolidated financial statements presented include only the accounts of Lockwave, a development stage company, from its inception (October 12, 1999) through June 30, 2004, and of the Company from January 24, 2001 through June 30, 2004.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the company as a going concern. However, the company has no established source of revenue and has accumulated operating losses. These factors raise substantial doubt about the company's ability to continue as a going concern. Without realization of additional capital, and or a suitable merger partner it would be unlikely for the company to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

Management's Plans
------------------
In order to raise capital in the foreseeable future, the Company may offer and sell equity securities or convertible debt. The Company planned to seek opportunities to develop business including acquisitions or business combinations with operating companies. (See "SUBSEQUENT EVENT" note below).

Nature of Operations
--------------------
The Company is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7.

The Company intended to seek opportunities to develop business including acquisitions or business combinations with operating companies. (See "SUBSEQUENT EVENT" note below).

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

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk
----------------------------
None.

Fair Value of Financial Instruments
-----------------------------------
The carrying value of current liabilities approximates fair value due to the relatively short maturity of these instruments.

Income Taxes
------------
Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes, if any, are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at the end of each reporting period.

Product and Website Development Costs
-------------------------------------
Product and website development costs consist principally of payroll and related expenses for development, editorial, systems personnel and consultants. Product development costs are generally expensed as incurred.

The Company  follows the  provisions  of  Statement  of Position  ("SOP")  98-1,
"Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires the capitalization of costs incurred in connection with developing or obtaining software for internal use. The useful life of website development costs is less than one year and, accordingly, these costs are expensed as incurred and are included in "product and website development costs" in the accompanying consolidated financial statements.

Start-Up and Organization Costs
-------------------------------
The Company accounts for start-up costs in accordance with SOP 98-5, "Reporting on the Costs of Start-up Activities," issued by the American Institute of Certified Public Accountants. SOP 98-5 requires the cost of start-up activities, including organization costs, to be expensed as incurred.

Loss Per Share
--------------
The Company calculates loss per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of June 30, 2004, there were no potentially dilutive securities outstanding.

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

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

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

Eligibility is as follows. Subject to certain limitations and conditions in the plan, restricted stock and options to purchase shares may be granted to persons who, in the case of incentive stock options, are employees of, either the Company or any parent or subsidiary of the company including directors and officers of the company and non-employees to whom an offer of employment has been extended, or in the case of non-statutory stock options and restricted stock grants, are employees including directors and officers or non-employee directors or certain consultants or advisors to, either the company or any parent or subsidiary of the company and non-employees to whom an offer of employment has been extended. At June 30, 2004 one employee was eligible to receive options or restricted stock grants under the plan.

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

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

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

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

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

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

NOTE 2 - CORPORATE REORGANIZATION AND MERGER (Continued)

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

At June 30, 2004, the company had net carryforward losses of approximately $1,019,000. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the company's ability to generate taxable income during the carryforward periods.

Net operating loss carryforwards expire principally ratably starting in 2015 to 2024. The utilization of the net operating losses may be limited as provided by
Section 382 of the Internal Revenue Code.

                                         June 30, 2004
                                         -------------
Deferred Tax Assets
 Loss Carryforwards                       $  346,000

 Less:  Valuation Allowance                ( 346,000)
                                          -----------
Net Deferred Tax
Assets                                    $        -
                                          ===========

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. A shareholder of the company provides office space and other services without charge. Such costs are immaterial to the consolidated financial statements and, accordingly, have not been reflected therein. These individuals are involved in other business activities and may, in the future, become involved in other business opportunities.

At June 30, 2004, the Company was obligated to a shareholder for a note in the amount of $58,425 bearing interest at 5% maturing on December 31, 2005. At June 30, 2004 interest expense related to this note was approximately $600. On August 3, 2004 the stockholder forgave this debt (see "SUBSEQUENT EVENT" note below).

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

NOTE 5 - ACCRUED EXPENSES

At June 30, 2004 accrued expenses consisted of accrued interest and accrued compensation of approximately $600 and $8,800, respectively.

NOTE 6- SUBSEQUENT EVENTS

On August 3, 2004 the Company consummated a share exchange in which it issued 12,943,000 shares of common stock, or approximately 76% of the Company's outstanding common stock, to the shareholders of NextPhase Technologies, Inc. ("NextPhase") in exchange for all of the shares of NextPhase. As a result, NextPhase became a wholly-owned subsidiary of the Company. NextPhase does not have an operating business. Its assets are technology related to high-speed wireless networks which have an ability to penetrate populated areas, and special antennas and equipment in the area of microwave technology. The technology is not covered by any patent or registered copyright. The Company expects to commercialize this technology although it cannot assure that it will be able to, and if it can, it cannot predict when this will commence. As a result of this transaction the former shareholders of NextPhase now control the Company.

The Company is currently in negotiations regarding the issuance of 350,000 shares to a third party as partial payment of a finders' fee related to the above transaction. No agreement has been signed nor were any shares issued as of the date of this filing.

On August 3, 2004 the Company issued its shareholder/officer 35,000 shares of Common Stock for services rendered.

The Company issued 3.5 million common shares pursuant to a Consulting Agreement dated August 3, 2004 with CJM Group, Inc. for services relating to (1) assisting the Company in developing its business model and corporate structure, product market positioning, and strategizing the marketing of industry related products, and (2) performing certain advisory services in connection with potential acquisitions and corporate strategy. The agreement is for a period of two years.

Simultaneously, on August 3, 2004, the sole shareholder of CJM Group, Inc. entered into a Stock Purchase Agreement with NextPhase Technologies, Inc. to sell 120,625 shares of common stock of the company, or 57% of the company's then issued and outstanding shares of common stock, to NextPhase for $510,000, payable, by a cash payment of $160,000 and a $350,000 promissory note payable over seven (7) months commencing 90 days from the date of the promissory note. As security for the performance by NextPhase of its obligations under the note, certain of the Company's stockholders owning an aggregate of 12,000,000 shares of Common Stock of the Company (the "Pledged Stock"), or approximately 70% of the Company's issued and outstanding Common Stock, have pledged the Pledged Stock to the shareholder.

The sole shareholder of CJM Group, Inc., who was formerly a shareholder of the Company, also forgave debt in the amount of $58,425 due from Edison Renewables, Inc. on August 3, 2004 (see "RELATED PARTY TRANSACTIONS" note above).

Item 2.  Management's Discussion and Analysis or Plan of Operation.

                           FORWARD LOOKING STATEMENTS

Certain information contained in this report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Securities Litigation Reform Act will not apply to certain "forward looking statements" because we issued "penny stock" (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3a51-1 under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "explore", "consider", "anticipate", "intend", "could", "estimate", "plan", or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

- Our ability to raise capital necessary to implement our business plan.
- Our ability to execute our business plan to commercialize our high speed wireless network and microwave technology.
- New Broadband connectivity technologies which may be developed that may be better alternatives to our technology.
- Lack of any customers.
- Our ability to employ and retain qualified management and employees.
- Changes in government regulations which are applicable to our business.
- The degree and nature of our competition.
- Our ability to generate sufficient cash to pay our creditors.
- Disruption in the economic and financial conditions primarily from the impact of terrorist attacks in the United States and overseas, threats of future attacks, police and military activities and other disruptive worldwide political events.

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

Plan of Operations

The following discussion should be read in conjunction with the financial statements of the company and related notes included elsewhere in this Report and in the company's Annual Report on Form 10-KSB for the year ended March 31, 2004. All statements contained herein (other than historical facts) including, but not limited to, statements regarding the company's future development plans, the company's ability to generate cash from its operations and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results or other expectations expressed in the company are forward-looking statements. Generally, the words "anticipate", "believe", "estimate", "expects", "will", and similar expressions as they relate to the company and/or its management, are intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially could be the inability of the company to obtain additional financing to meet its capital requirements needs and general business and economic conditions as well as technological developments.

August 3, 2004 the company consummated a share exchange in which it issued 12,943,000 shares of common stock, or approximately 76% of the company's outstanding common stock, to the shareholders of NextPhase Technologies, Inc. in exchange for all of the shares of NextPhase. As a result, NextPhase became a wholly-owned subsidiary of the company. NextPhase does not have an operating business. Its assets are technology related to high-speed wireless networks which have an ability to penetrate populated areas, and special antennas and equipment in the area of microwave technology. The technology is not covered by any patent or registered copyright. The company expects to commercialize this technology although it cannot assure that it will be able to, and if it can, it cannot predict what that will commence.

The share exchange transaction and contemporaneous transactions are discussed in more detail under Item 5 "Other Information" below.

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

Results of Operations

The company had no operations prior to October 12, 1999, and had only incurred minimal start-up expenses as of that date. There were only administrative operations for the three months ended June 30, 2004. Net revenues for the quarter were $0 and net loss was $9,334. For the first quarter in the previous year the company had operations with net revenues of $0 and a net loss for the period of $7,204. For the period ended June 30, 2004 the net loss of $9,334 as compared to $7,204 for the first quarter of the previous year resulted in company expenditures related to operating expenses, principally legal and accounting fees.

Liquidity and Capital Resources

As of June 30, 2004, the Company had a cash balance of $0. The company's total deficit accumulated during the development stage increased to a balance of $389,433. The company's total liabilities are $90,243 which represents accrued expenses, accounts payable, and a note payable to a stockholder.

As a result of the share exchange transaction described under "Plan of Operations" above, the company acquired NextPhase Technologies, Inc., a company with no business operations but with technology in the high-speed wireless network and microwave areas, which the company plans to commercialize. The company's cash on hand is insufficient to fund its current or planned operating needs and the company is currently not generating any revenue. The company expects it will have to raise capital to fund its current and planned operating needs. In order to raise capital in the foreseeable future, we may offer and sell equity securities or convertible debt. We expect that the sale of additional equity securities or convertible debt will result in additional dilution to our stockholders. The company can give no assurance that it will be able to commercialize its newly acquired technology and generate adequate funds from operations, that funds will be available to us from debt or equity financing, or that if available, the company will be able to obtain such funds on favorable terms and conditions. If the company cannot secure additional funds it may not be able to continue as a going concern. The company currently has no definitive arrangements with respect to additional financing. Our independent auditors have issued a report questioning our ability to continue as a going-concern. This report may impair our ability to raise additional financing and adversely affect the price of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures.

     Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 in alerting him in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

          None

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

          None

Item 3. Defaults Upon Senior Securities.

          None

Item 4. Submission of Matters to a Vote of Security Holders. -

          None

Item 5. Other Information.

          On August 3, 2004, Corey Morrison entered into a Stock Purchase Agreement with NextPhase Technologies, Inc. to sell 120,625 shares of common stock of the company, or 57% of the company's then issued and outstanding shares of common stock, to NextPhase for $510,000, payable, by a cash payment of $160,000 and a $350,000 promissory note payable over seven (7) months commencing 90 days from the date of the promissory note.

          Certain of the company's stockholders owning an aggregate of 12,000,000 shares of common stock of the company, or approximately 70% of the company's issued and outstanding common stock (after giving effect to the.. closing of the Share Exchange Agreement described below), pledged their shares as security for the performance by NextPhase of its obligations under the promissory note.

          Simultaneously with the stock purchase agreement between Mr. Morrison and NextPhase, the company entered into an Agreement and Plan of Share Exchange with all of the NextPhase stockholders, under which the company acquired all of the issued and outstanding stock of NextPhase (an aggregate of 12,943,000 shares of common stock) in exchange for the issuance of 12,943,000 shares of the company's common stock.

          As a result of the closing of the Share Exchange Agreement, NextPhase became the wholly-owned subsidiary of the company. NextPhase currently has no business. Its assets are comprised of technology relating to high-speed wireless networks which have the ability to penetrate densely populated areas, and special antennas and equipment in the area of microwave technology. The technology is not covered by any patent or registered copyright. The company expects to commercialize this technology, although it cannot assure that it will be able to, and if it can, it cannot predict when that will commence.

          As a result of the share exchange, the company has 16,692,475 shares of common stock issued and outstanding of which 12,943,000 shares, or approximately 76%, are owned by those persons who were previously shareholders of NextPhase. Of those shares, 12,000,000 shares, or approximately 70% of the company's issued and outstanding shares, were issued to Viper Networks, Inc. (4,000,000 shares), Stephen D. Young (2,000,000 shares), James G. Wray (2,000,000 shares), Sean J. Rawlins (2,000,000 shares) and Michael Jones
(2,000,000 shares), and have been pledged to secure NextPhase's obligations under the promissory note to Mr. Morrison as described above.

          Pursuant to the terms of the Share Exchange Agreement, effective at the time the company complies with Rule 14f-1 under the Securities Exchange Act of 1934, i.e. at least 10 days after the mailing of an Information Statement to the company's stockholders relating a change of control of the company's Board of Directors, the company's Board of Directors will take the necessary actions required to expand its Board of Directors from one to five members, and to fill the resulting four vacancies with certain individuals designated by NextPhase. The designees of NextPhase are Messrs. Young, Wray, Rawlins and Jones.

          On August 3, 2004, Viper Networks, Inc. and Messrs. Young, Wray, Rawlins and Jones, who own in the aggregate, approximately 72% of the company's common stock, entered into a Voting Agreement, pursuant to which they agreed that, for a period of one-year until August 3, 2005, they will vote all shares of common stock of the company which they own, or over which they exercise voting power, for the election of Paul S. Steo as a director of the company.

          On August 3, 2004, the company entered into a Consulting Agreement with CJM Group, Inc., which will provide the company with assistance in the development of its business model and corporate structure, product marketing, business development and corporate strategy. CJM Group has been issued 3,500,000 shares of the company's common stock in return for these consulting services. The principal of CJM Group is Mr. Morrison.

          The disclosure under this Item 5 shall constitute the required disclosure under Items 1 and 2 of Form 8-K, with respect to the matters described.

Item 6. Exhibits and Reports on Form 8-K.

EXHIBIT NO.    DESCRIPTION

2              Agreement and Plan of Share Exchange dated August 3, 2004 between
               Edison  Renewables,   Inc.  and  the  stockholders  of  NextPhase
               Technologies, Inc.

3.1            Articles of Incorporation (1)

3.2 Certificate of Amendment to Articles of Incorporation, as filed on May 15, 2000. (1)

3.3 Certificate of Amendment to Articles of Incorporation, as filed on March 13, 2001. (1)

3.4 Certificate of Amendment to Articles of Incorporation, as filed on May 5, 2003. (1)

3.5            Bylaws. (2)

10.1 Stock Purchase Agreement, dated August 3, 2004 between Corey Morrison and NextPhase Technologies, Inc.

10.2 Pledge Agreement, dated as of August 3, 2004 between Viper Networks, Inc., Stephen D. Young, James G. Wray, Sean J. Rawlins and Michael Jones, collectively as Pledgors, Corey Morrison, as Pledgee and Paul G. Goss, Esq. as Pledge Agent

31             Certificate  of  the  Principal   Executive   Officer  and  Chief
               Accounting Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.


32 Certificate of the Principal Executive Officer and Chief Accounting Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to section 302 of the Sarbanes Oxley Act of 2002

-------------------
     (1) Incorporated herein by reference to the exhibits in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2003.

     (2)  Incorporated  herein  by  reference  to  the  Company's   Registration
          Statement on Form 10SB 12G/A filed with the Securities and Exchange Commission on February 28, 2000.

REPORTS ON FORM 8K:

We did not file a Current Report on Form 8-K during the quarter ended June 30, 2004.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                  EDISON RENEWABLES, INC.




  Dated: August 16, 2004                         By: /s/ Paul S. Steo
                                                  -----------------------------
                                                     Paul S. Steo, President