Form 10QSB
period 2004-09-30
EDISON RENEWABLES INC
filed 2004-11-22
CIK 1003933

_

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                             September 30, 2004.

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

There are 16,692,724 shares of common stock issued and outstanding as of November 11, 2004.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited financial statements for the quarter ended September 30, 2004.

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

ASSETS

Current assets:
Cash                                                       $   61,015

Property and equipment                                          6,980
                                                   -------------------
Total Assets                                               $   67,995
                                                   ===================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Advances payable - stockholders                          $   17,000
  Note payable                                                350,000
  Accounts payable                                            104,831
                                                   -------------------
Total liabilities                                             471,831
                                                   -------------------

Stockholders' deficit:
Preferred stock, $.001 par value; 20,000,000 shares
  authorized, 0 shares issued and outstanding                        -
Common stock, $.001 par value; 200,000,000 shares
  authorized, 15,749,724 shares issued and outstanding          15,750
Common stock to be issued, 1,481,000 shares                      1,481
Additional paid-in capital                                   3,226,376
Accumulated deficit                                         (3,647,443)
                                                   -------------------
Total stockholders' deficit                                   (403,836)
                                                   -------------------

Total liabilities and stockholders' deficit                 $   67,995
                                                   ===================

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                             September 14,
                                                                                                  2000
                                     Three Months Ended            Six Months Ended           (Inception)
                                        September 30,               September 30,          To September 30,
                                  2004            2003           2004           2003             2004
                                 (Unaudited)    (Unaudited)   (Unaudited)    (Unaudited)      (Unaudited)
                               -------------- -------------  -------------  -------------  ---------------

 Revenue                       $          -   $          -   $          -   $           -  $             -
                               -------------- -------------  -------------  -------------  ---------------

Expenses:
  Stock-based compensation            883,750             -      2,883,750              -       2,883,750
  Payroll costs                        53,649             -         66,566              -          66,566
  Professional and consulting          12,150             -         26,650              -          26,650
  Acquisition costs                   646,000             -        646,000                        646,000
  Software development                      -             -              -              -           4,640
  Interest                                500             -            722              -             722

  Other                                14,485             -         15,915            800          19,115
                               -------------- --------------  -------------  -------------   -------------

Loss before provision for
income taxes                      (1,610,534)             -     (3,639,603)          (800)     (3,647,443)

Provision for income taxes                  -             -              -              -               -
                               -------------- --------------  -------------  --------------- -------------

Net loss                        $ (1,610,534) $           -   $ (3,639,603)      $   (800)   $ (3,647,443)
                               ============== ==============  =============  =============== =============


Loss per share, basic           $      (0.11) $           -          (0.36)      $  (0.00)
and diluted                    ============== ==============  =============  ===============

Weighted average common shares
  Outstanding                  14,850,337       4,000,000      10,186,814       4,000,000
                               ============== ==============  =============  ===============


                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)

                                              Common Stock         Common Stock
                                                                    to be Issued       Additional
                                              --------------------------------------   Paid - In       Accumulated
                               Date           Shares     Par Value  Shares Par Value   Capital         Deficit          Total
                             -------          ---------- --------- ------- ---------   ----------  -------------       -----------


Founders shares at inception Sept, 2000 $0.001 4,000,000  $  4,000      -  $      -   $       -    $          -       $  4,000

Net loss                                              -          -      -         -           -            (800)          (800)
                                              ---------- --------- ------- ---------   ----------  -------------       -----------

Balance, March 31, 2001                        4,000,000     4,000      -         -           -            (800)         3,200

  Net loss                                             -          -     -         -           -            (800)          (800)
                                              ---------- --------- ------ ---------   ----------  --------------       -----------

Balance March 31, 2002                         4,000,000     4,000      -         -           -          (1,600)         2,400

Expenses paid by stockholder                          -          -      -         -         640               -            640

Net loss                                              -          -      -         -           -          (5,440)        (5,440)
                                               ---------- --------- ------ ---------  ----------- ------------------   ------------
Balance, March 31, 2003                         4,000,000    4,000      -         -         640          (7,040)        (2,400)

Expenses paid by stockholder                          -          -      -         -           -               -              -

Net loss                                              -          -      -         -           -            (800)          (800)
                                                --------- --------- ------ --------   ----------  -----------------    ------------
Balance, March 31, 2004                         4,000,000     4,000     -         -         640            (7,840)      (3,200)


Shares sold for cash   June to Sept, 2004 $ 0.25                     1,481,000  1,481   368,769               -        370,250


Shares for services    June, 2004         $ 0.25 8,000,000    8,000                   1,992,000               -      2,000,000


Shares for services    August, 2004       $ 0.25 3,535,000    3,535                     880,215                        883,750

Shares retained in reverse acquisition             214,724      215                        (215)                             -

Cost of offering                                                                        (15,033)                       (15,033)

Net loss                                                -        -       -        -           -        (3,639,603)  (3,639,603)
                                                ----------- --------  ------- --------  --------    -------------   ---------------

Balance, September 30, 2004 (unaudited)         15,749,724 $ 15,750  1,481,000 $  1,481 $ 3,226,376   (3,647,443)   $  (403,836)
                                                =========== ========  ======= ========  ========    =============   ===============

                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months                September 14, 2000
                                                            Ended                       (Inception)
                                                         September 30,               To September 30,
                                                    2004             2003                  2004
                                               -------------   -------------    ------------------------
                                                 (Unaudited)    (Unaudited)         (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                    $ (3,639,603)   $     (800)       $   (3,647,443)
    Adjustments to reconcile net loss to net
    cash used by operating activities:
        Stock-based compensation                  2,883,750              -             2,883,750
        Acquisition costs paid through note         510,000                              510,000
        Software development paid by stockholder          -              -                 4,640
    Change in assets and liabilities:
    Increase (decrease) in liabilities
        Accounts payable                           101,631             800                104,831
                                              ---------------- --------------   -------------------------

Net cash used by operating activities             (144,222)              -              (144,222)
                                              ---------------- --------------   --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment                 (6,980)              -                (6,980)
                                              ---------------- --------------   --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advance payable - stockholder                   24,500               -                 24,500
    Payments of advance payable - stockholder       (7,500)              -                 (7,500)
    Payments on note                              (160,000)              -               (160,000)
    Sale of common stock                           370,250               -                370,250
    Costs of sale of common stock                  (15,033)              -                (15,033)
                                              ---------------- ---------------  ---------------------------

Net cash provided by financing activities          212,217               -                212,217
                                              ---------------- ---------------  ---------------------------

Increase in cash and cash equivalents               61,015               -         $       61,015

Cash and cash equivalents - beginning of period          -               -
                                               ---------------- --------------  ----------------------------

Cash and cash equivalents - end of period       $  61,015       $        -         $       61,015

Supplemental cash flow information:            ================ ==============  ============================
Cash paid for interest                          $     722       $        -         $          722
                                               ===============  ==============  ============================
    Cash paid for income taxes                  $       -       $        -         $            -
                                               ===============  ==============  ============================


                             EDISON RENEWABLES, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2004



NOTE 1    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES

          Development Stage Operations
          Edison Renewables, Inc. (a company in the development stage since its formation on September 14, 2000) ("Edison" or the "Company") has a limited operating history with no revenues and no products or operable technology ready for the market. The financial statements include the accounts of the Company and its wholly owned subsidiary, Next Phase Technologies, Inc. ("Next Phase"), which was acquired in a reverse acquisition on August 3, 2004. Next Phase was engaged in the development of a web based software product, the development of which has been abandoned. The costs of the development were paid by its then parent company. Edison had no operations prior to the reverse acquisition. Management's plans are discussed further in the Going Concern portion of Note 1.

          Interim  Financial  Information
          The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in form 10-KSB for the year ended March 31, 2004. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the six months ended September 30, 2004 are not necessarily indicative of results of operations to be expected for the full year.

          Basis of Presentation
          The accompanying financial statements include the accounts of Edison and its wholly owned subsidiary Next Phase, a California corporation formed on September 14, 2000. Edison and Next Phase are collectively referred to as the "Company." All significant inter-company accounts and transactions have been eliminated in consolidation.

          The company conducts its operations from offices located in Deer Park, New York and Anaheim, California.

          Effective  August 3,  2004,  Edison  acquired  all of the  issued  and outstanding common stock of Next Phase. As a result of this transaction, Next Phases' former shareholders obtained control of Edison, a shell corporation with no operations. For accounting purposes, this acquisition has been treated as a reverse acquisition of Edison. See Note 2.

          The financial statements presented include only the accounts of Next Phase, a development stage company from its inception (September 14, 2000) through September 30, 2004 and of Edison from August 3, 2004 through September 30, 2004.

          Going Concern
          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue, has experienced net operating losses of $3,647,443 since inception and has a working capital deficit of $410,816 at September 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

          Management's Plan
          The Company plans on developing a national wireless Wi-Fi interactive broadband network through the development of Metro HotZones, or Mesh
          802.11 Networks which are complete Wi-Fi broadband zones that cover entire metropolitan areas.

          The Company's cash on hand is insufficient to fund its current or planned operating needs and the company is currently not generating any revenue. The Company plans on funding working capital requirements, necessary equipment purchases, marketing costs, and all other operations for the next quarter and foreseeable future by raising capital with the sale of equity and/or debt securities and by advances from a shareholder.

          Software Development Costs
          Research and development costs have been charged to operations as incurred.

          Income Taxes

          The Company accounts for income taxes using the liability method. Under the liability method, deferred income taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities. They are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company is required to adjust its deferred tax liabilities in the period when tax rates or the provisions of the income tax laws change. Valuation allowances are established to reduce deferred tax assets to the amounts expected to be realized.

          Disclosures about Fair Value of Financial Instruments
          The carrying amount of the Company's financial instruments, which include accounts payable, approximates fair value at September 30, 2004.

          Stock-Based Compensation
          Statement on Accounting Financial Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

          Earnings (Loss) per Common Share
          SFAS No. 128, "Earnings Per Share" requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. There were no potentially dilutive shares outstanding at September 30, 2004 or 2003.

          Management Estimates
          The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Comprehensive Income
          The Company has no items of other comprehensive income (loss) for the periods ended September 30, 2004 and 2003.

NOTE 2 -  CORPORATE REORGANIZATION AND SHARE EXCHANGE

          On August 3, 2004, Edison and the shareholders of NextPhase closed a Share Exchange Agreement pursuant to which Edison acquired all of the issued and outstanding common stock of NextPhase. In connection with the transaction, the shareholders of NextPhase received an aggregate of 12,943,000 shares of Edison common stock for their 12,943,000 shares of Next Phase. Additionally, pursuant to a concurrent Stock Purchase Agreement, an Edison shareholder sold 120,625 shares of Edison common stock to NextPhase for $510,000. The purchase price for the stock was paid by a $350,000 promissory note and $160,000 in cash. The Company will also pay a finders fee of $20,000 in cash, plus 350,000 shares of common stock, valued at $87,500, to an unaffiliated third party in connection with the share exchange transaction. At September 30, 2004, $6,000 of the finders fee had been paid.

          As a result of the share exchange transaction, the former shareholders of Next Phase acquired or controlled a majority of the shares of Edison. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of NextPhase; therefore, these financial statements represent a continuation of the accounting acquirer, NextPhase, not Edison, the legal acquirer.

In accounting for this transaction:

        o NextPhase is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values;

        o Control of the net assets and business of NextPhase was acquired effective August 3, 2004 (the "Effective Date"). This transaction has been accounted for as a purchase of the assets and liabilities of Edison by NextPhase. At the effective date, Edison had no assets, liabilities or operations.

        o The consolidated statements of operations and cash flows include NextPhase's results of operations and cash flows from September 14, 2000 (date of inception) and Edison's results of operations from the Effective Date.

NOTE 3 -  RELATED PARTY TRANSACTIONS

          During the year ended March 31, 2003 a Company shareholder paid for software development costs aggregating $4,640. Of this amount, $4,000 has been credited to a receivable from the stockholder for common stock and $640 has been credited to additional paid-in capital.

          During the six months ended September 30, 2004, Company shareholders have made short term advances to the Company for working capital. These advances totaled $24,500, of which $7,500 has been repaid.

          See Note 2 for discussion about a Stock Purchase Agreement between the Company and a Company shareholder.

          See Note 4 for a discussion of a Consulting Agreement between the Company and a Company shareholder.

NOTE 4 -  STOCK TRANSACTIONS

          The Company issued 4,000,000 founders shares upon its formation on September 14, 2000. The Company has recorded a receivable of $4,000 attributable to the par value of these shares, which was paid as described in Note 3.

          The Company sold 1,481,000 shares of common stock for gross proceeds of $370,250. Costs related to the sale were $15,033, which have been charged to additional paid-in capital. These shares were not issued as of September 30, 2004 and are shown as to be issued in the financial statements.

          The Company issued an aggregate of 11,535,000 shares of common stock, valued at $2,883,750, for services.

          The Company's  wholly-owned  subsidiary  NextPhase  purchased  120,625 shares of outstanding Edison common stock for $510,000 from a stockholder of the Company pursuant to a Stock Purchase Agreement. See
          Note 2 and Note 5.

          The Company entered into a three-year Consulting Agreement with a shareholder, pursuant to which the stockholder agreed to assist the Company in developing its business model and corporate structure, product market positioning, and strategizing the marketing of industry related products, and performing other advisory services in connection with business development and corporate strategy. The company issued the shareholder 3,500,000 shares of common stock for his services under the Consulting Agreement.

          The Company issued an officer 35,000 shares of common stock, valued at $8,750, as a bonus.

NOTE 5 -  NOTE PAYABLE

          Concurrently with the share exchange discussed in Note 2, the Company's wholly owned subsidiary NextPhase purchased 120,625 shares of outstanding Edison common stock for $510,000 from a Company shareholder. NextPhase issued a $350,000 promissory note to the shareholder as part of the purchase price. Interest accrues on unpaid principal under the note at the rate of 2% per annum. Payments are due under the note in seven monthly installments of $50,583.37 each, with the last payment due in May 2005. The Company plans to cancel the 120,615 shares of stock at the time the note is fully paid. The note is secured by a pledge of an aggregate of 12,000,000 shares of common stock of the Company by five shareholders of the Company.

NOTE 6 -  SUBSEQUENT EVENTS

          On November 17, 2004 the Company entered into an agreement to purchase certain assets to be used in developing the Company's Wi-Fi interactive broadband network. The purchase price consists of 560,000 shares of Company common stock, plus the Company's promissory note in the amount of $107,000. Terms of the note provide for ten payments of $8,900 and two payments of $9,000. The note bears no interest and matures on December 1, 2005. The note is secured by the purchased assets.


Item 2.   Management's Discussion and Analysis or Plan of Operation.

          FORWARD LOOKING STATEMENTS Certain information contained in this report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Securities Litigation Reform Act will not apply to certain "forward looking statements" because we issued "penny stock" (as defined in
          Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3a51-1 under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "explore", "consider", "anticipate", "intend", "could", "estimate", "plan", or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and
          uncertainties   associated  with:

       o our ability to raise capital necessary to sustain our anticipated operations and implement our proposed business plan,

       o  our ability to implement our proposed business plan,

       o our ability to obtain regulatory permits and approvals to operate in the high-speed wireless network industry,

       o our ability to commercialize our proprietary technology relating to high-speed broadband networks,

       o the introduction of new broadband connectivity technologies by our competitors that may have advantages over our planned products and may make our planned products less attractive to our potential customers,

       o our ability to identify and complete acquisitions and successfully integrate the businesses we acquire, if any,

       o  our ability to employ and retain qualified management and employees,

       o our dependence on the efforts and abilities of our current employees and executive officers,

       o  changes  in  government   regulations   that  are  applicable  to  our
          anticipated business,

       o  changes in the demand for our services,

       o  the degree and nature of our competition,

       o  our lack of diversification of our business plan,

       o the general volatility of the capital markets and the establishment of a market for our shares,

       o  our ability to generate sufficient cash to pay our creditors, and

       o disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political events.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Plan of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There are no significant accounting estimates inherent in the preparation of our financial statements.


Background

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

Effective August 3, 2004 the company consummated a share exchange in which it issued 12,943,000 shares of common stock, or approximately 76% of the company's outstanding common stock, to the shareholders of NextPhase Technologies, Inc. in exchange for all of the shares of NextPhase. As a result, NextPhase became a wholly-owned subsidiary of the company. NextPhase did not have an operating business. Its assets are technology related to high-speed wireless networks which have an ability to penetrate populated areas, and special antennas and equipment in the area of microwave technology. The technology is not covered by any patent or registered copyright.

The company plans on developing a national wireless Wi-Fi interactive broadband network through the development of Metro HotZones, or Mesh 802.11 Networks which are complete Wi-Fi broadband zones that cover entire metropolitan areas. Wi-Fi metro broadband zones are wireless "last mile" solutions that combine multiple Wi-fi hotspots to mesh or span the entire area of the metropolitan populated regions. This Wi-Fi metro Hotzone "last mile" solution utilizes a wireless
802.11 and 802.16 RF (radio frequency) to deliver high-speed broadband connections to a number of Wi-Fi empowered devices (ie. Laptops, Wi-Fi enabled phones, PDAs, cell phones, Video Cameras, tablet PCs and more) throughout the zone and a Wireless DSL like product to fixed locations. When a metropolitan "hotzone" is completed, it is able to deliver 384kps to 100megs of bandwidth to users within that particular hotzone.

To establish "hotzones" we will need to identify prospective locations where we will be able to enter into a lease so that we can lease sufficient space to place an antenna that will provide the wireless internet connection over the area of each "hotzone". We are aware that there is an increasing amount of local and state government regulation with respect to the location, visibility, appearance, and operation of the antennas we plan to use. We are not certain how we will meet these governmental requirements but we are certain that governmental regulation in this area will likely increase in the future.

The Company currently has its first established "hotzone" in the Orange County area of California, by purchasing equipment, servers and a hosting facility in Anaheim, California from Buchanan, LLC in November 2004. The Company plans on marketing its communication services to consumers, small and large businesses, internet service providers, municipalities, schools, and hospitals in this area. Currently, the Company does not have the liquidity to undertake these efforts and will rely on the ability to raise capital with the issuance of equity and/or debt securities and will continue to fund operations with advances from a shareholder until enough capital is raised to fulfill working capital requirements.

The Company cannot assure that it will be able to commercialize its technology and raise the necessary funding to acquire customers for this and other metro networks.

As an additional strategy, the Company may wish to pursue the possible acquisition of, or investments in complementary businesses or technologies, in order to expand and broaden its service offerings, obtain new customers, and achieve greater operating efficiencies. The Company may not have sufficient liquidity, or may not be able to obtain additional financing on favorable terms or at all, in order to finance such acquisitions or investments.

Results of Operations

As mentioned above, effective August 3, 2004, Edison acquired all of the issued and outstanding common stock of NextPhase in a Share Exchange transaction with NextPhase's former shareholders. As a result of this transaction, NextPhases' former shareholders obtained control of Edison, a shell corporation with no operations. For accounting purposes, the acquisition has been treated as a reverse acquisition of Edison.

The financial statements presented include only the accounts of NextPhase, a development stage company from its inception (September 14, 2000) through September 30, 2004 and of Edison from August 3, 2004 through September 30, 2004. Net revenues for the quarter were $0 and net loss was $1,610,534. For the second quarter in the previous year the company had operations with net revenues of $0 and a net loss for the period of $0. For the quarter ended September 30, 2004 the net loss of $1,610,534 as compared to $0 for the second quarter of the previous year resulted from company expenditures related to operating expenses, acquisition costs, and professional fees.

Liquidity and Capital Resources

As of September 30, 2004, the Company had a cash balance of $61,015. The Company's total deficit accumulated during the development stage increased to a balance of $3,647,443.The Company's total liabilities are $471,831 which represents stockholder advances payable, accounts payable, and a note payable.

The Company's cash on hand is insufficient to fund its current or planned operating needs and the Company is currently not generating any revenue. The Company plans on funding working capital requirements, necessary equipment purchases, marketing costs, and all other operations for the next quarter and foreseeable future by raising capital through the sale of equity securities and by advances from a shareholder. We have obtained advances from some of our shareholders in the past. Although this shareholder has indicated he would advance funds to the Company if needed, we have not entered into any definitive terms for advances or determined the amount of advances the shareholder would agree to provide. We also cannot assure that the shareholder will be able to provide us with the amount of funds we would need, or any funds at all. As of the current date, the Company has sold 1,481,000 shares of common stock in private placements for gross proceeds of $370,250. In order to raise capital in the future, we may offer and sell equity securities or convertible debt. We expect that the sale of additional equity securities or convertible debt will result in additional dilution to our stockholders. We also cannot assure we will be successful in selling additional equity securities in the future. The Company can give no assurance that it will be able to commercialize its newly acquired technology and generate adequate funds from operations, that funds will be available to us from debt or equity financing, or that if available, the Company will be able to obtain such funds on favorable terms and conditions. If the Company cannot secure additional funds it may not be able to continue as a going concern. The Company currently has no definitive arrangements with respect to additional financing. Our independent auditors have issued a report questioning our ability to continue as a going-concern. This report may impair our ability to raise additional financing and adversely affect the price of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures.

Our Chief Executive Officer, who is our Principal Executive Officer and our Principal Accounting Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 in alerting him in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended September 30,

2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

None

Item 2.      Unregistered Sale of Equity Securities and Use of Proceeds

The Company issued an aggregate of 16,470,000 shares of common stock during the three months ended September 30, 2004 as follows.

The following persons were issued the following shares pursuant to the Share Exchange Agreement between the Company and the former shareholders of NextPhase, as of August 3, 2004. One share of NextPhase stock was exchanged for one share of Edison common stock in the share exchange.

Name  of  Holder                                Number of Shares
----------------                                -----------------
Viper Networks, Inc.                            4,000,000
Stephen D. Young                                2,000,000
James C. Wray                                    2,000,000
Sean J. Rawlins                                 2,000,000
Michael Jones                                   2,000,000
Duane Wray                                         80,000
Fred Tolmasoff                                     10,000
James Marietti                                     18,000
Faisal A.A.  Al-Saati                             300,000
Mohd Saleh Mohd Al-Ashawi                          50,000
Mahmoud  Turkmani                                  40,000
Hatem Mohamed Sharif Faraj                         40,000
Shaher F. M. Nadi                                  10,000
Amrou  Abdelhamid  Abdou Zewata                     4,000
John Webster Good                                   8,000

Derek Lee                                           8,000
Dr. Michael D. Irwin                              142,000
David R. Toepler                                   25,000
Jeff Rawlins                                        8,000
Michael B. Failing                                 12,000
Greg H. McArthur                                   80,000
George and Sharon McArthur                          8,000
Barbara A. Millar                                 100,000

The Company issued the following shares of common stock to the following persons for the consideration set forth below, during the three months ended on September 30, 2004:

Name of                 Number of                      Consideration/
Stockholder             Shares Issued                  Reason for Issuance
-----------             -------------                  -------------------

CJM Group, Inc.         3,500,000                      Services under Consulting
                                                       Agreement

Paul Steo                  35,000                      Bonus Compensation

Each of the above issuances is exempt from registration under Section 4(2) of the Securities Act of 1933. We did not use any placement agent in these transactions, and did not pay any compensation to anyone in connection with these issuances (except that we agreed to pay a finders fee to Lynbrook Partners, LLC in connection with the share exchange, payable by $20,000 in cash and the issuance of 350,000 shares of common stock valued at $87,500. $6,000 of the cash portion of the finders' fee has been paid and no shares have been issued.

All of these issuances have been or will be made directly by Edison to persons its management had direct contract and personal relationships, or who were introduced to Edison by members of management, or who were former shareholders of NextPhase.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information

On November 17, 2004 Edison purchased computers, equipment, components and servers from Buchanan ITS, LLC. The assets acquired are being used by Edison to complete Edison's development of a network merchant in Orange County, California. Edison cannot assure that it will successfully commercialize the wireless network and develop customers for the wireless network, and if it does, when the wireless network will be successfully commercialized. In payment for the assets, Edison issued Buchanan 560,000 unregistered shares of common stock, valued at $140,000 and a $107,000 promissory note. The promissory note bears no interest and is payable in ten monthly installments of $8,900 each, and two monthly installments of $9,000 each. Edison's performance under the promissory note is secured by all the assets purchased. In the event Edison defaults in its obligations under the promissory note, Buchanan has the right to require Edison to return the assets to Buchanan, if Buchanan returns all 560,000 shares of common stock to Edison.

Under the asset purchase agreement, both Buchanan and its sole member agreed to indemnify, defend and hold harmless Edison from any damages or claims which arise from any breach of Buchanan's representations or covenants under the asset purchase agreement and any liabilities of Buchanan. Edison agreed to indemnify, defend and hold harmless Buchanan from any breach of Edison's representations or covenants under the asset purchase agreement.

The disclosure under this Item 5 shall constitute the required disclosure under Items 1.01 and 2.01 of Form 8-K with respect to the matters described.

Item 6.     Exhibits

3.1  Articles of Incorporation(1)

3.2 Certificate of Amendment to Articles of Incorporation, as filed on May 15, 2000.(1)

3.3 Certificate of Amendment to Articles of Incorporation, as filed on March 13, 2001.(1)

3.4 Certificate of Amendment to Articles of Incorporation, as filed on May 5, 2003.(1)

3.5  Amended and Restated By-Laws

10.1 Asset Purchase Agreement between Edison and Buchanan ITS, LLC.

10.2 $107,000 Promissory Note from Edison to Buchanan ITS, LLC.

31 Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32 Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
-------------

(1) Incorporated herein by reference to the exhibits in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Edison Renewables, Inc.



                                       By: /s/ Stephen Young
                                           President and Chief Executive Officer



                                       Date: November 22, 2004