Form 10QSB
period 2004-12-31
NEXTPHASE WIRELESS, INC.
filed 2005-02-14
CIK 1003933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
               For the Quarterly Period Ended, December 31, 2004

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the transition period from ________________to ___________________

                        Commission File Number: 000-24595

                            NEXTPHASE WIRELESS, INC.
               --------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


   Nevada                                               88-0343832
(State or other                                      (IRS Employer
jurisdiction of                                      Identification No.)
incorporation or organization)


                 300 S. Harbor Blvd., Anaheim, California 92805
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (800) 748-5548
                     --------------------------------------
                (Issuer's telephone number, including area code)

        -----------------------------------------------------------------
(Former name, former address and former fiscal year is changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: There are 18,892,724 shares of common stock issued and outstanding as of February 11, 2005.

Transitional  Small Business Disclosure Format (check one) Yes  No  X

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited financial statements for the quarter ended December 31, 2004.

                            NEXTPHASE WIRELESS, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

ASSETS

Current assets:
  Cash                                                        $        92,714
  Accounts receivable                                                  16,050
                                                             ------------------

Total current assets                                                  108,764

Property and equipment, net of depreciation                           264,950
                                                             ------------------
 Total Assets                                                 $       373,714
                                                             ==================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Advances payable - stockholders                             $        68,513
  Notes payable                                                       357,000
  Accounts payable                                                    174,726
                                                             ------------------

Total liabilities                                                     600,239
                                                             ------------------

Stockholders' equity (deficit):
Preferred stock, $.001 par value; 20,000,000 shares
  authorized, no shares issued and outstanding                            -
Common stock, $.001 par value; 200,000,000 shares
  authorized, 16,692,724 shares issued and outstanding                 16,693
Common stock to be issued, 2,140,000 shares                             2,140
Additional paid-in capital                                          3,630,305
Accumulated deficit                                                (3,875,663)
                                                             ------------------

Total stockholders' equity (deficit)                                 (226,525)
                                                             ------------------
Total liabilities and stockholders' equity                    $       373,714
                                                             ==================
                                       2

                            NEXTPHASE WIRELESS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                  September 14, 2000
                                              Three Months Ended                    Nine Months Ended                (Inception)
                                                  December 31,                         December 31,                To December 31,
                                            2004               2003               2004               2003                2004
                                        (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)         (Unaudited)
                                     ------------------ ------------------ ------------------ ----------------  -------------------
Revenue                              $    15,988        $         -           $ 15,988           $      -          $      15,988


Cost of revenue                            8,116                                 8,116                                     8,116
                                     ------------------ ------------------ ------------------ ----------------  -------------------


Gross profit                               7,872                  -              7,872                  -                  7,872
                                     ------------------ ------------------ ------------------ ----------------  -------------------

Expenses:
  General and administrative costs        37,880                  -             37,880                  -                 37,880

  Stock-based compensation                     -                  -          2,883,750                  -              2,883,750

  Payroll costs                           62,345                  -            128,911                  -                128,911

  Professional and consulting            109,252                  -            135,902                  -                135,902

  Acquisition costs                            -                  -            646,000                                   646,000

  Software development                         -                  -                  -                  -                  4,640

  Interest                                 1,167                  -              1,889                  -                  1,889

  Other                                   25,448                  -             41,363                800                 44,563
                                    ------------------ ------------------  ------------------ ----------------- -------------------
            Total Expenses               236,092                  -          3,875,695                800              3,883,535
                                    ------------------ ------------------  ------------------ ----------------  --------------------

Loss before provision for income taxes  (228,220)                 -         (3,867,823)              (800)            (3,875,663)


Provision for income taxes                     -                  -                  -                  -                      -
                                    ------------------ -----------------   ------------------ ----------------- --------------------
Net loss                          $     (228,220)                 -        $(3,867,823)              (800)          $ (3,875,663)
                                    ================== ==================  ================== ================= ====================

Loss per share, basic and diluted $        (0.01)                 -              (0.31)             (0.00)
                                    ================== ==================  ================== ==================

Weighted average common shares
  outstanding                         17,569,463          4,000,000         12,656,646          4,000,000
                                    ================== ==================  ================== ==================

                            NEXTPHASE WIRELESS, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)

                                                                           Common Stock to be
                                                           Common Stock          Issued        Additional
                                                      -------------------- -------------------  Paid-In    Accumulated
                                    Date                Shares   Par Value   Shares  Par Value  Capital      Deficit       Total
                              ---------------         ---------- --------- --------- --------- ----------  -----------  -----------
Founders shares at inception  September, 2000 $0.001   4,000,000 $ 4,000           -  $    -   $        -  $        -   $     4,000

Net loss                                                     -         -           -       -            -        (800)         (800)
                                                      ---------- -------   --------- --------- ----------  -----------  -----------

Balance, March 31, 2001                                4,000,000   4,000           -       -            -        (800)        3,200


Net loss                                                       -                   -       -            -        (800)         (800)

                                                      ---------- -------   --------- --------- ----------   ----------  -----------

Balance, March 31, 2002                                4,000,000   4,000           -       -            -      (1,600)        2,400


Expenses paid by stockholder                                   -       -           -       -          640           -           640
Net loss                                                       -       -           -       -            -      (5,440)       (5,440)
                                                      ---------- -------   --------- --------- ----------  -----------  -----------

Balance, March 31, 2003                                4,000,000   4,000           -       -          640      (7,040)       (2,400)

Expenses paid by stockholder                                   -       -           -       -            -           -             -

Net loss                                                       -       -           -       -            -        (800)         (800)
                                                      ---------- -------   --------- --------- ----------  -----------  -----------

Balance, March 31, 2004                                4,000,000   4,000           -       -          640      (7,840)       (3,200)


Shares sold for cash          June to Sept, 2004 $0.25   943,000     943     538,000     538      368,769           -       370,250
Shares sold for cash          Oct to Dec, 2004   $0.25                     1,042,000   1,042      259,458                   260,500
Shares for services           June, 2004         $0.25 8,000,000   8,000                        1,992,000           -     2,000,000
Shares for services           August, 2004       $0.25 3,535,000   3,535                          880,215                   883,750
Shares for equipment purchase November, 2004     $0.25                       560,000     560      139,440                   140,000
Shares retained in reverse acquisition                   214,724     215                             (215)                        -


Cost of offering                                                                                  (15,033)                  (15,033)
Contributed capital                                                                                 5,031
Net loss                                                       -       -           -                    -  (3,867,823)   (3,867,823)
                                                      ---------- -------   --------- --------- ----------  -----------  -----------
Balance, December 31, 2004 (unaudited)                16,692,724 $16,693   2,140,000  $2,140   $3,630,305 $(3,875,663)  $  (226,525)
                                                      ========== =======   ========= ========= ========== ============  ===========
                                        4

                            NEXTPHASE WIRELESS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              September 14,
                                                                                                  2000
                                                                  Nine Months Ended            (Inception)
                                                                     December 31,            To December 31,
                                                               2004            2003                2004
                                                         ---------------- ---------------    ---------------
                                                            (Unaudited)     (Unaudited)         (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $  (3,867,823)   $         (800)    $ (3,875,663)
  Adjustments to reconcile net loss to net
  cash used by operating activities:
     Depreciation                                                4,116                 -            4,116
     Stock-based compensation                                2,883,750                 -        2,883,750
     Acquisition costs paid through note                       510,000                 -          510,000
     Software development paid by stockholder                        -                 -            4,640
  Change in assets and liabilities:
  (Increase) decrease in assets
     Accounts receivable                                       (16,050)                -          (16,050)
  Increase (decrease) in liabilities
     Accounts payable                                          171,526               800          174,726
                                                         ---------------- ---------------    ---------------
Net cash provided by (used in) operating activities           (314,481)                -         (314,481)
                                                         ---------------- ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES


Purchase of furniture and equipment                            (22,066)                -          (22,066)
                                                         ---------------- ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Advance payable - stockholder                             81,044                 -           81,044
      Payments of advance payable - stockholder                 (7,500)                -           (7,500)
      Payments on note                                        (260,000)                -         (260,000)
      Sale of common stock                                     630,750                 -          630,750
      Costs of sale of common stock                            (15,033)                -          (15,033)
                                                         ---------------- ---------------    ---------------
Net cash (used) provided by financing activities               429,261                 -          429,261
                                                         ---------------- ---------------    ---------------

(Decrease) increase in cash and cash equivalents                92,714                 -           92,714

Cash and cash equivalents - beginning of period                      -                 -
                                                         ---------------- ---------------    ---------------
Cash and cash equivalents - end of period                $      92,714    $            -     $     92,714
                                                         ================ ===============    ===============

Supplemental cash flow information:
      Cash paid for interest                             $       1,889    $            -     $      1,889
                                                         ================ ===============    ===============
      Cash paid for income taxes                         $           -    $            -     $          -
                                                         ================ ===============    ===============

Non-cash transactions:
During the period ended December 31, 2004, the Company purchased equipment For $247,000. Of this amount, $107,000 was paid through the issuance of a note, and $140,000 will be paid through the issuance of 560,000 shares of common stock.

                            NEXTPHASE WIRELESS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 2004

NOTE 1    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES

          Development Stage Operations
          ----------------------------
          NextPhase Wireless, Inc. (a company in the development stage since its formation on September 14, 2000) ("NextPhase" or the "Company") has a limited operating history with revenue-generating products and services only recently entering the market. The financial statements include the accounts of the Company and its wholly owned subsidiary, Next Phase Technologies, Inc. ("NTI"), which was acquired in a reverse acquisition on August 3, 2004. NTI was engaged in the development of a web based software product, the development of which has been abandoned. The costs of the development were paid by its then parent company. NextPhase had no operations prior to the reverse acquisition. Management's plans are discussed further in the Going Concern portion of Note 1. On January 21, 2005 the Company changed its name from Edison Renewables, Inc. to NextPhase Wireless, Inc.

          Interim Financial Information
          -----------------------------
          The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in form 10-KSB for the year ended March 31, 2004. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the nine months ended December 31, 2004 are not necessarily indicative of results of operations to be expected for the full year.

          Basis of Presentation
          ---------------------
          The accompanying financial statements include the accounts of NextPhase and its wholly owned subsidiary NTI, a California corporation formed on September 14, 2000. The term "Company" refers to NextPhase and NTI collectively. All significant inter-company accounts and transactions have been eliminated in consolidation.

          The Company conducts its operations from its office located in Anaheim, California.

          Effective August 3, 2004, NextPhase acquired all of the issued and outstanding common stock of NTI. As a result of this transaction, NTI's former shareholders obtained control of NextPhase, a shell corporation with no operations. For accounting purposes, this acquisition has been treated as a reverse acquisition of NextPhase. See Note 2.
                                       6

          The financial statements presented include only the accounts of NTI, a development stage company from its inception (September 14, 2000) through December 31, 2004 and of NextPhase from August 3, 2004 through December 31, 2004.

          Going Concern
          -------------
          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. While the Company now has an established source of revenue, it has experienced net operating losses of $3,875,663 since inception and has a working capital deficit of $491,475 at December 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

          Management's Plan
          -----------------
          The Company is developing an integrated portfolio of innovative connectivity products and services that will include design and manufacture of proprietary wireless equipment; full-service professional services (design, deployment, operation and maintenance of wireless solutions); design, deployment and operation of NextZoneTM and NextMetroTM broadband zones (wireless networks providing Internet connectivity similar to Hotspots, but scaled up to cover entire metropolitan areas); provision of wireless internet services to commercial and residential customers.

          The Company's cash on hand is insufficient to fund its current or planned operating needs and the company is currently generating minimal revenue. The Company plans on funding working capital requirements, necessary equipment purchases, marketing costs, and all other operations for the next quarter and foreseeable future by raising capital with the sale of equity and/or debt securities and by advances from a shareholder.

          Software Development Costs
          --------------------------
          Research and development costs have been charged to operations as incurred.

          Income Taxes
          ------------
          The Company accounts for income taxes using the liability method. Under the liability method, deferred income taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities. They are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company is required to adjust its deferred tax liabilities in the period when tax rates or the provisions of the income tax laws change. Valuation allowances are established to reduce deferred tax assets to the amounts expected to be realized.

          Disclosures about Fair Value of Financial Instruments
          -----------------------------------------------------
          The carrying amounts of the Company's financial instruments, which include accounts receivable and accounts payable, approximate fair value at December 31, 2004.

          Stock-Based Compensation
          ------------------------
          Statement on Accounting Financial Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-
                                       7
          based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

          Earnings (Loss) per Common Share
          --------------------------------
          SFAS No. 128, "Earnings Per Share" requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. There were no potentially dilutive shares outstanding at December 31, 2004 or 2003.

          Management Estimates
          --------------------
          The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Comprehensive Income
          --------------------
          The Company has no items of other comprehensive income (loss) for the periods ended December 31, 2004 and 2003.


NOTE 2 -  CORPORATE REORGANIZATION AND SHARE EXCHANGE

          On August 3, 2004, Nextphase and the shareholders of NTI closed a Share Exchange Agreement pursuant to which Nextphase acquired all of the issued and outstanding common stock of NTI. In connection with the transaction, the shareholders of NTI received an aggregate of 12,943,000 shares of Nextphase common stock for their 12,943,000 shares of NTI. Additionally, pursuant to a concurrent Stock Purchase Agreement, a Nextphase shareholder sold 120,625 shares of Nextphase common stock to NTI for $510,000. The purchase price for the stock was paid by a $350,000 promissory note and $160,000 in cash. The Company will also pay a finders fee of $20,000 in cash, plus 350,000 shares of common stock, valued at $87,500, to an unaffiliated third party in connection with the share exchange transaction. At December 31, 2004, $6,000 of the finders fee had been paid.

          As a result of the share exchange transaction, the former shareholders of NTI acquired or controlled a majority of the shares of Nextphase. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of NTI; therefore, these financial statements represent a continuation of the accounting acquirer, NTI, not Nextphase, the legal acquirer.

          In accounting for this transaction:

                o NTI is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values;

                o Control of the net assets of NTI was acquired effective August 3, 2004 (the "Effective Date"). This transaction has been accounted for as a purchase of the assets and liabilities of Edison by NextPhase. At the effective date, Nextphase had no assets, liabilities or operations and NTI had no operating business.

                o The consolidated statements of operations and cash flows include NTI's results of operations and cash flows from September 14, 2000 (date of inception) and Nextphase's results of operations from the Effective Date.


NOTE 3 - RELATED PARTY TRANSACTIONS

          During the year ended March 31, 2003 a Company shareholder paid for software development costs aggregating $4,640. Of this amount, $4,000 has been credited to a receivable from the stockholder for common stock and $640 has been credited to additional paid-in capital.

          During the nine months ended December 31, 2004, Company shareholders have made short term advances to the Company for working capital. These advances totaled $81,044, of which $7,500 has been repaid. Of the amounts advanced, $5,031 has been reclassified to additional paid-in capital.

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

          The Company sold 2,523,000 shares of common stock for gross proceeds of $630,750. Costs related to the sale were $15,033, which have been charged to additional paid-in capital. Of these shares, 1,580,000 were not issued as of December 31, 2004 and are shown as to be issued in the financial statements.

          The Company issued an aggregate of 11,535,000 shares of common stock, valued at $2,883,750, for services.

          Nextphase's wholly owned subsidiary NTI purchased 120,625 shares of outstanding Nextphase common stock for $510,000 from a stockholder of Nextphase pursuant to a Stock Purchase Agreement. See Note 2 and Note 5.

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

          The Company has agreed to issue 560,000 shares of common stock, valued at $140,000, as a partial payment for equipment purchased. These shares have not been issued as of December 31, 2004.

         The Company has agreed to issue 350,000 shares of common stock, valued at $87,500 to an unaffiliated third party as part of a finder's fee in connection with the share exchange transaction described in Note 2.

NOTE 5 - NOTES PAYABLE

          Concurrently with the share exchange discussed in Note 2, the Nextphase's wholly owned subsidiary NTI purchased 120,625 shares of outstanding Nextphase common stock for $510,000 from a Nextphase shareholder. NTI issued a $350,000 promissory note to the shareholder as part of the purchase price. Interest accrues on unpaid principal under the note at the rate of 2% per annum. Payments are due under the note in seven monthly installments of $50,583.37 each, with the last payment due in May 2005. The Company plans to cancel the 120,615 shares of stock at the time the note is fully paid. The note is secured by a pledge of an aggregate of 12,000,000 shares of common stock of Nextphase by five shareholders of the Company.

          The Company has purchased equipment for a purchase price of $247,000. Of this amount, $107,000 was paid through the issuance of a promissory note. The note is payable in twelve monthly installments, ten installments of $8,900 and two installments of $9,000. the note is secured by the assets purchased. See Note 4.

NOTE 6 - PROPERTY AND EQUIPMENT

          The company has purchased computer and other equipment for $247,000. Depreciation is computed using the straight line method over a period of five years. Depreciation expense for the three and nine month periods ended December 31, 2004 was $4,116. this expense is included in cost of revenue.

Item 2. Management's Discussion and Analysis or Plan of Operation.


                           FORWARD LOOKING STATEMENTS

Certain information contained in this report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Securities Litigation Reform Act will not apply to certain "forward looking statements" because we issued "penny stock" (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3a51-1 under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "explore", "consider", "anticipate", "intend", "could", "estimate", "plan", "propose" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:


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


Background

The following discussion should be read in conjunction with the financial statements of the company and related notes included elsewhere in this Report and in the company's Annual Report on Form 10-KSB for the year ended March 31, 2004. All statements contained herein (other than historical facts) including, but not limited to, statements regarding the company's future development plans, the company's ability to generate cash from its operations and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results or other expectations expressed in the company are forward-looking statements. Generally, the words "anticipate", "believe", "estimate", "expects", "will", "explore", "consider", "find", "propose", "could", "plan", "continue" and similar expressions as they relate to the company and/or its management, are intended to identify forward-looking statements. Factors that could cause actual results to differ materially are listed above under the heading "Forward Looking Statements".

Effective August 3, 2004 the company consummated a share exchange in which it issued 12,943,000 shares of common stock, or approximately 76% of the company's outstanding common stock, to the shareholders of NextPhase Technologies, Inc. ("NTI") in exchange for all of the shares of NTI. As a result, NTI became a wholly owned subsidiary of the company. NTI did not have an operating business. Its assets are technology related to high-speed wireless networks which have an ability to penetrate populated areas, and special antennas and equipment in the area of microwave technology. The technology is not covered by any patent or registered copyright.

The company is developing an integrated portfolio of innovative connectivity products and services:

        o NextPhase Manufacturing designs and manufactures a range of proprietary wireless products that will satisfy needs currently unmet in the marketplace (e.g. WiFi Multibeam Antennae designed to facilitate cost-effective HotZone deployments).


        o      NextPhase   Professional   Services   brings   its   considerable
               experience  and  expertise  to  bear  in  designing,   deploying,
               operating and supporting wireless networking solutions. It leverages its strategic relationships with leading manufacturers, distributors and service partners to offer a broad range of turnkey solutions and a la carte services to customers in its target markets (municipalities, enterprises and large-scale systems integrators).

        o NextPhase Wireband operates as a Wireless Internet Service Provider (WISP) from its Wireless Network Operations Center
               (WNOC) in Anaheim, CA., providing tiered wireless Internet connectivity services to its business and residential subscribers. The company is extending its wireless `footprint' by negotiating deployment of network repeaters at strategic geographic locations, and plans to expand further through selective acquisitions.

        o      NextPhase   Operations  leverages  the  company's  experience  of
               operating as a WISP along with its expertise in designing, deploying, operating and supporting wireless networks to design, build, deploy and operate large-scale NextZoneTM and NextMetroTM wireless networks in conjunction with or on behalf of our clients (e.g. property developers, municipalities).


Currently, the company does not have the liquidity to undertake these efforts. The company plans to raise capital through the issuance of equity and/or debt securities and anticipates that it will continue to fund operations with advances from a shareholder until enough capital is raised to fulfill working capital requirements.


The company cannot assure that it will be able to commercialize its technology and raise the necessary funding to acquire customers for these products and services.

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


Results of Operations

As mentioned above, effective August 3, 2004, Nextphase acquired all of the issued and outstanding common stock of NTI in a share exchange transaction with NTI's former shareholders. As a result of this transaction, NextPhases' former shareholders obtained control of Nextphase, a shell corporation with no operations. For accounting purposes, the acquisition has been treated as a reverse acquisition of NextPhase.


The financial statements presented include only the accounts of NTI, a development stage company from its inception (September 14, 2000) through December 31, 2004 and of Nextphase from August 3, 2004 through December 31, 2004. Net revenues for the quarter were $15,988 and net loss was $228,220. For the second quarter in the previous year the company had operations with net revenues of $0 and a net loss for the period of $0. For the quarter ended December 31, 2004 the company generated its first revenues from professional service fees and broadband wireless access subscriptions. Also, for the third quarter ended December 31, 2004 the net loss of $228,220 as compared to $0 for the third quarter of the previous year resulted from company expenditures related to operating expenses, payroll costs, consulting fees, and professional fees.

Liquidity and Capital Resources

As of December 31, 2004, the company had a cash balance of $92,714. The company's total deficit accumulated during the development stage increased to a balance of $3,875,663. The company's total liabilities are $600,239 which represents stockholder advances payable, accounts payable, and a note payable. The company's cash on hand is insufficient to fund its current or planned operating needs. The company plans on funding working capital requirements, necessary equipment purchases, marketing costs, and all other operations for the next quarter and foreseeable future by raising capital through the sale of equity securities and by advances from a shareholder. We have obtained advances from some of our shareholders in the past. Although this shareholder has indicated he would advance funds to the company if needed, we have not entered into any definitive terms for advances or determined the amount of advances the shareholder would agree to provide. We also cannot assure that the shareholder will be able to provide us with the amount of funds we would need, or any funds at all. As of the current date, the company has sold 2,523,000 shares of common stock in private placements for gross proceeds of $630,750. In order to raise capital in the future, we may offer and sell equity securities or convertible debt. We expect that the sale of additional equity securities or convertible debt will result in additional dilution to our stockholders. We also cannot assure we will be successful in selling additional equity securities in the future. The company can give no assurance that it will be able to commercialize its newly acquired technology and generate adequate funds from operations, that funds will be available to us from debt or equity financing, or that if available, the company will be able to obtain such funds on favorable terms and conditions. If the company cannot secure additional funds it may not be able to continue as a going concern. The company currently has no definitive arrangements with respect to additional financing. Our independent auditors issued a report on our Financial Statements for the year ended March 31, 2004 questioning our ability to continue as a going-concern. This report may impair our ability to raise additional financing and adversely affect the price of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures.

Our Chief Executive Officer, who is our Principal Executive Officer and our Principal Accounting Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004 in alerting him in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders

On November 3, 2004 holders of approximately 57% of our issued and outstanding shares of common stock approved an amendment to our Articles of Incorporation to change the name of the company from "Edison Renewables, Inc. to "NextPhase Wireless, Inc.", by written consent.

Item 6.     Exhibits

3.1       Articles of Incorporation1

3.2 Certificate of Amendment to Articles of Incorporation, as filed on May 15, 2000.1

3.3 Certificate of Amendment to Articles of Incorporation, as filed on March 13, 2001.1

3.4 Certificate of Amendment to Articles of Incorporation, as filed on May 5, 2003.1

3.5 Certificate of Amendment to Articles of Incorporation as filed on January 21, 2005.2

3.6       Amended and Restated By-Laws3

10.1      Asset Purchase Agreement between Edison and Buchanan ITS, LLC.3

10.2      $107,000 Promissory Note from Edison to Buchanan ITS, LLC.3

31        Certificate   of  the  Principal   Executive   Officer  and  Principal
          Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32        Certificate   of  the  Principal   Executive   Officer  and  Principal
          Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

------------------
(1) Incorporated herein by reference to the exhibits in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2003.

(2) Incorporated herein by reference to the exhibit in the Company's Current Report on Form 8-K for an event dated January 21, 2005.

(3) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Edison Renewables, Inc.


                                 By: /s/  Robert Ford
                                 -----------------------------------------------
                                 Robert Ford
                                 President and Chief Executive Officer


                                 Date: February 14, 2005