Form 10KSB
period 2005-03-31
NEXTPHASE WIRELESS, INC.
filed 2005-07-29
CIK 1003933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to ____

Commission File Number 000-27339

NEXTPHASE WIRELESS, INC.
(Name of Small Business Issuer in its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	88-0343832 (I.R.S. Employer Identification No.)
300 S. Harbor Blvd, Suite 500 Anaheim, California (Address of Principal Executive Offices)	92805 (Zip Code)

Issuer's telephone number, including area code: (800) 748-5548

Securities registered under Section 12(b) of
the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |  |

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ 40,758.
The aggregate market value of the common stock held by non-affiliates, based upon the closing price of such stock as of June 24, 2005, was $ 7,047,979.40.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer's common stock as of June 24, 2005 was 20,960,724 shares.

DOCUMENTS INCORPORATED BY REFERENCE: none

NEXTPHASE WIRELESS, INC.

i

PART I

RISK FACTORS AND CAUTIONARY STATEMENTS

Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements include underlying assumptions and other statements that are other than historical facts. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, including, but not limited to, the following: the ability of the Company to provide for its obligations, to provide working capital needs from operating revenues, to obtain additional financing needed for any future acquisitions, to meet competitive challenges and technological changes, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

Item 1. Description of Business.

General

NextPhase Wireless, Inc. is a connectivity company that specializes in delivering integrated Internet, voice and data communications solutions to its customers. We design, deploy and operate our own wireless networks and also provide wireless technology solutions to businesses and municipalities.

NextPhase has been operating in this business since August 3, 2004 when we acquired our subsidiary NextPhase Technologies, Inc. in a share exchange transaction which is described below under the heading “Corporate History”. Accordingly, the company has limited operating history upon which prospects and future performance can be evaluated. Before August 3, 2004 we had no revenues while expenses were incurred in the development of the business. Since operations began in August 2004, the company has generated insignificant revenues while incurring relatively substantial expenses to develop the business.

NextPhase is developing an integrated portfolio of connectivity products and services which include:

•
Proprietary wireless products that management believes will satisfy current unmet needs in the marketplace, such as WiFi multibeam antennas designed to facilitate cost-effective NextZoneTM deployments.

•
Bundling multiple technologies, such as Broadband Wireless Access (BWA), Voice over Internet Protocol (VoIP) and WiFi, along with a high service component that target vertical markets such as public safety, transport and homeland security.

•	Designing, deploying, operating and supporting wireless networking solutions.

•	Operating as a wireless internet service provider of tiered wireless Internet interconnectivity services to business and residential subscribers.

NextPhase plans to exploit the broadband wireless and integration markets, by:

•	Developing and deploying our portfolio of interconnectivity products and services.

•	Continuing to develop our management team with best-in-class experienced executives and professionals.

•	Seeking strategic alliances, relationships, and acquisitions to augment the growth of our interconnectivity products and services operations.

•	Growing our market share and extending our wireless footprint through selective acquisitions and franchise and licensing programs.

Business Model

NextPhase is developing an integrated portfolio of innovative connectivity products and services in the following divisions:

•
NextPhase Manufacturing designs, develops and manufactures a range of proprietary wireless products that address needs that are currently unmet in the marketplace such as WiFi Multibeam Antennae designed to facilitate cost-effective HotZone deployments. In addition, we are currently developing a new range of products that bundle multiple technologies (including BWA, VoIP and WiFi, among others, along with a high service component) that target the specific needs of key vertical markets such as public safety, transport, homeland security and others.

•
NextPhase Professional Services designs, deploys, operates and supports wireless networking solutions. We leverage our relationships with leading manufacturers, distributors and service partners to offer a broad range of turnkey solutions and individually customized services to customers in our target markets, such as municipalities, enterprises and large-scale systems integrators.

•
NextPhase Broadband operates as a Wireless Internet Service Provider (WISP) from our Wireless Network Operations Center (WNOC) in Anaheim, CA., providing tiered wireless Internet connectivity services to business and residential subscribers. We are extending our wireless “footprint” by negotiating the deployment of network repeaters at strategic geographic locations, and plan to expand further through selective acquisitions. We also leverage the expertise and experience of our management and professional team to design, build, deploy and operate large-scale NextZoneTM and NextMetroTM networks in conjunction with, or on behalf of, clients such as property developers and municipalities. NextZone™ and NextMetro™ networks extend the hotspot concept, both in terms of scale and by including a service layer that is tailored to the specific needs of targeted markets.

•
NextZone™ networks are primarily targeted at property developers (both commercial and residential), stadiums, airports, small cities, etc. and provide them with the capability to provision, deliver, monitor and invoice end-consumers for Internet connectivity services (or they can contract with us to do some or all of that on their behalf).

•	NextMetroTM networks builds upon the NextZone™ offering in three key ways; scale, integration and multi-use:

•	In terms of scale, NextMetroTM networks are targeted at major municipalities and large enterprises; customers whose needs are complex and who are looking for comprehensive connectivity solutions.

•
While NextZone™ networks tend to be stand-alone solutions (the networks usually consisting of a sizeable backhaul connection to the Internet, with point-to-multipoint wireless connectivity to the end-customers, aggregating and servicing the demand ) that provides initial connectivity or extends existing connectivity , NextMetroTM networks often require extensive integration into existing network infrastructures, which often incorporate multiple connectivity technologies (e.g. Fiber, leased lines, CDMA, etc.).

•
In terms of traffic and usage, NextZone™ networks are primarily used for connectivity to and from the Internet, with some secondary uses dependent on the specific customer and their application requirements (e.g. video surveillance, remote monitoring, VoIP, etc.). The traffic / usage patterns for NextMetroTM networks are often more complex, with requirements to provide multiple service types with differing Quality of Service (QoS) expectations to different end-users. An example would be a major municipality requiring a combination of services that could include: mobile data/voice connectivity for Police, Public Transportation and EMS vehicles; enterprise-level connectivity for municipal offices; Virtual Private Network (VPN) connectivity for employees; tiered paid-access broadband connectivity services for businesses, residents and visitors (potentially including ‘free’ connectivity services in specific geographic locations for economic development purposes).

Market Opportunity

NextPhase plans to exploit the broadband wireless access and integration markets. Research indicates that today’s broadband wireless access market is fragmented, with over 3000 companies providing solutions in niche markets across the U.S. The advent of common technology standards, which is driving down costs and promoting compatibility and interoperability, and Intel’s support in seeding the market by building awareness, educating the customer base and creating demand, is driving rapid change in this market.

While it currently has relatively low market penetration, we believe that wireless broadband is poised to capture a significant share of the fixed and mobile connectivity markets. It has a number of distinctive benefits that together add up to it being a “high performance disruptive technology”, capable of transforming the broadband industry. These benefits include:

•
Lower deployment costs - Removing the need to dig trenches and lay cable drastically reduces deployment costs, which in turn increases the number of potential customers that can be profitably served and decreases both the time to market and the time to revenue on servicing those customers.

•
Scalability - Where cable and DSL are constrained by the inherent capabilities of the transport medium, typically maxing out at 3.0 Mbps and 1.5 Mbps, respectively, and leased lines have a prohibitively steep migration path, typically jumping from a 1.5 Mbps T1 directly to a 45 Mbps DS-3, which also necessitates expensive network equipment upgrades, wireless broadband offers a smooth upgrade path right up to a raw data rate of 54 Mbps, much of which is possible by server-side software changes alone.

•
Reliability -The very nature of wireless broadband removes multiple possible failure points, such as cables being accidentally severed or flooded. Combining this with our Proactive Alert (PAL)sm monitoring capabilities, allows our broadband connectivity offerings to be backed with both Service Level Agreements (SLAs) and Quality of Service (QoS) guarantees .

•
Reach - Because of lower deployment costs, wireless broadband can reach consumers that cannot cost-effectively be serviced by other technologies. While this can clearly help bridge the digital divide in rural areas, it also provides a cost-effective broadband connectivity solution for the 90% of office buildings that do not have access to fiber optic cables and the 50% of US homes that are not serviceable by DSL.

•
Standards - History, particularly in the information and communications technology (ICT) sector, provides many examples of how standards can create value and aggregate markets, such as Ethernet, TCP/IP, GSM, among others. The recently ratified standard for wireless metropolitan networking (WiMAX) seems poised to drive the production efficiencies, product compatibility, interoperability, and enhanced competition that will help to drive down unit costs, and to define and grow the market.

Business Strategy

NextPhase operates in the rapidly evolving broadband wireless access industry. In order to distinguish ourselves from the competition and to emerge as an acknowledged market leader, we plan to focus on executing a disciplined business strategy that is highlighted by a seasoned management team, elite professional services, new market-driven products and innovative customer-centric marketing programs.

•
With Robert Ford as CEO, Jack Unger as VP of Wireless Operations and John Nelson of VP of Sales and Business Development, NextPhase brings experience and expertise to a young company. We plan to continue to bring in best-in-class professionals and executives as we grow.

•
NextPhase Professional Services will continue to be our “jewel in the crown”, establishing and reinforcing our reputation in the marketplace, serving as an important revenue source, and leveraging our experience and expertise in designing, deploying and operating wireless networks to provide turnkey connectivity solutions in target markets such as municipalities, public safety, transport, homeland security and others.

•
Through a combination of strategic relationships and acquisitions, we plan to continue rolling out our portfolio of innovative connectivity products and services of fixed broadband, roaming, VoIP and other value-added services to customers in target markets across the U.S.

•	We plan to focus on growing market share and extending our wireless “footprint” through selective acquisitions and the development and deployment of franchise and licensing programs.

Marketing Strategy

We take a market-back approach to those markets identified as offering potential for sustainable growth. In order to determine the basis for differentiation and strategy, we develop a deep understanding of our target markets. This includes customers, competitors, value chains, leverage points, and the strategic opportunities that they represent. These opportunities are then assessed against our own capabilities and competitive advantages, with potential strategies evaluated in light of anticipated competitive responses and market developments.

Building off the business strategy, our marketing strategy focuses on locating, attracting, and retaining customers. Our approach is to first establish and validate ourselves as a thought leader within our chosen segments, building relationships with all key industry participants and developing strong, recognizable brands in the marketplace. Once we capture ‘mind share’, we will then utilize a combination of marketing tools to translate that into market share, with the goal of achieving market leadership.

Competition

NextPhase faces intense competition from:

•	Wireless equipment manufacturers relative to our manufacture of wireless products.

•	Large, medium and small scale system integrators relative to our wireless professional services business.

•	Cable, DSL, fiber optic lines and satellite communication providers relative to our broadband wireless access business.

Entry barriers in these areas are relatively low and increased competition is likely. As we seek to develop and expand our business, we expect to face a greater number of competitors, many of whom will be well-established in the markets in which we operate and those we seek to penetrate. Many of our competitors are much larger, have better name recognition and have far greater financial and other resources. We cannot provide assurances that we will be able to effectively compete against them, or any future competitors.

Competition may lower the prices we are able to charge our customers, thereby potentially lowering the amount of income on future sales and sales of products and services. We cannot provide assurances that we will be able to compete successfully in our evolving markets.

•	Wireless Equipment Manufacture
As market, regulatory and technology drivers increasingly enables wireless connectivity as a cost-effective means to move voice and data at broadband speeds, the global market for fixed wireless broadband equipment continues to grow rapidly, from $550 million in 2003 to over $1.2 billion forecasted for 2007. It is believed that 90% of the wireless equipment market is controlled by seven manufacturers: Alvarion, Proxim, Motorola, Airspan, SR Telecom, Aperto Networks and NextNet, with a large number of niche companies accounting for the remaining 10%.

Through strategic relationships and distributor / VAR arrangements, we have associations with the key manufacturers and a wealth of expertise in designing and deploying wireless networks that utilize their equipment. Through this experience, we have been able to identify several niches that are not currently being served, or where products can be developed with superior price/performance characteristics. It is our intent to selectively develop and market products, with identified partners, as appropriate, that satisfy those niche opportunities.

•	Wireless Professional Services
As wireless connectivity is increasingly accepted as an alternative and/or supplement to wireline communications, new applications are rapidly being developed and deployed, such as wireless security, and wireless technologies are increasingly being considered for existing mission-critical applications. Typical projects are becoming both larger and more complex. In terms of competition, the marketplace can be characterized into four groups;

•	Large scale system integrators, such as IBM, Hewlett Packard, CSC.

•	Medium-size system integrators, such as Avaya, Alcatel and Siemens.

•	Specialized wireless engineering and integration firms, such as WPCS International and Business Information Group (BIG).

•	Smaller “garage shop” cellular and tower installation companies.

As wireless installations have become more complex, a distinction is being drawn between those companies with to ‘soup to nuts’ capabilities, from design through deployment to operation and maintenance (either having the skills themselves or access to them through strategic partnerships and alliances), and those that do not. As the bar continues to be raised, smaller “garage shops” are being excluded by enterprise-level customers, and also by leading wireless manufacturers and large scale integrators looking for partners.

The large scale integrators are starting to see this market as attractive, as projects approach the size and level of complexity that they are familiar with. Recognizing that they have skill gaps in terms of wireless design and deployment, these integrators are forming relationships with the specialized wireless engineering and integration firms to win bids and complete projects. Simultaneously, they are determining whether they need to buy or build their own wireless capabilities over the longer term. In seeking relationships with the large scale integrators and leading wireless manufacturers, those specialized wireless engineering and integration firms that have a regional or national presence, either by themselves or through alliances with other similar players, have a significant advantage.

•	Broadband Wireless Access (BWA)
By the end of 2004, the worldwide installed base for broadband connections had grown from 58 million in 2002 to 130 million connections, with the market forecasted to further grow to 307 million connections by 2007. In building out this market, the key challenge that every provider faces has been in cost-effectively connecting their customers to the Internet backbone. Various technologies such as cable, DSL, fiber, satellite, wireless and leased line, have been deployed to bridge this ‘last mile’, and have met with varying degrees of success and resultant market share.

While cable and DSL currently represent approximately 92% of the residential market, they are not a universal panacea. In particular, rural markets have proven uneconomic to cable and their telephone infrastructure does not always support DSL because it is a distance-sensitive technology. In addition, areas of many urban markets, for example 40% of Greater Philadelphia, and many smaller regional markets have been overlooked as incumbent providers such as telephone companies and cable providers focus on the more attractive metropolitan markets.

In the business market, the high-end continues to be dominated by leased lines, with DSL leading the low-end. Cable has limited coverage in this market because the underlying infrastructure is often not present.

Research indicates that today the broadband wireless access market is fragmented, with over 3000 companies providing solutions in niche markets across the U.S. The advent of common technology standards, which is driving down costs and promoting compatibility and interoperability, and Intel’s support in seeding the market by building awareness, educating the customer base and creating demand, is driving rapid change. While it currently has relatively low market penetration, management believes that wireless broadband is poised to become a market leader for both fixed and mobile connectivity.

In terms of competition, the BWA market can be divided into three groups:

•	telcos and leading ISPs looking to cost-effectively extend their reach and presence,

•	well-funded national and regional WISPs such as Towerstream, Clearwire and Speakeasy pursuing aggressive roll-out and roll-up strategies in both business market, which is their primary focus.

•	the residential market and smaller WISPs providing connectivity, primarily to residential consumers, in single locations.

Increasingly, the smaller WISPs are being squeezed as price wars between cable and DSL operators have brought prices down to uncompetitive levels and the underserved market continues to shrink from 40% of zip codes with no high speed providers in December 1999, to 16% in June 2002. Continuing high Consumer Premises Equipment (CPE) costs, little opportunity to negotiate favorable bandwidth costs, limited marketing expertise and restricted access to funding alternatives means that the smaller WISPs are in no position to compete on price.

Suppliers

NextPhase selects “best-of-breed” components and equipment for our products and services, which are readily available from several vendors at relatively similar prices. Accordingly, we are not dependent on any suppliers.

Customers

NextPhase began developing its customer base in August 2004 when we acquired our wholly owned subsidiary, NextPhase Technologies, Inc. Accordingly we have a limited number of customers. We believe that if we lose one or more current or future customers, we will readily be able to replace them with new customers. We receive a substantial portion of our customers through our relationships with large scale wireless equipment manufacturers and system integrators. If we lose any of these relationships, we may experience a slow down in volume of customers for a period of time until we develop similar relationships with other wireless equipment manufacturers and system integrators. We cannot predict our business will develop or that our customer base will continue to expand as we expect.

Research and Development

The Company focuses its research and development efforts on products, services and methodologies that enable it to build on its expertise in designing, deploying, operating and supporting connectivity solutions. For the fiscal year ended March 31, 2005, the company has specifically focused on three key areas:

•	WiFi multibeam antennas.
Having successfully completed field-tests in a demanding airport environment, providing WiFi connectivity to between 2,000 to 3,000 unique users per week during the period of the trial, this range of antennas have now entered production.

•	Mobile Data/Voice/WiFi solutions
Bundling multiple technologies, such as Broadband Wireless Access (BWA), Voice over Internet Protocol (VoIP) and WiFi together in a single mobile unit, the company is targeting vertical markets such as public safety, transport and homeland security with a one stop solution for their mobile data, voice and WiFi needs. Field trials will take place in 2Q06 with rapid commercialization, beginning in 3Q06.

•	Methodologies / Best Practices
We see systematic, repeatable and scalable processes as being key to enabling and supporting a market leadership position. We have focused our efforts on refining both our customer-facing processes and methodologies such as DEPLOYTM, and on our back office processes where we investigated and evaluated before selecting two ‘best of breed’ complimentary solutions (ConnectWise PSA providing Business Development, Project Management, Service & Help Desk, Time and Billing functionality; Alepo for web-based billing and customer care, routing, signup, payment, and prepaid connectivity). These are currently being implemented and we expect that they will be operationalized in stages through the third quarter of our 2006 fiscal year.

Intellectual Property

NextPhase’s proprietary wireless products are based on readily available component parts, units and off-the-shelf software. Our technology is not patented, nor have we obtained or applied for, copyright registration for our products. The configuration and specifications of our products and the compilation, integration, bundling or embedding of component parts and software which comprises our products are protected as a trade secret.

We believe the designs, complexity and total integration of components and software into our products and know-how best protects our trade secrets. We cannot assure that our trade secrets, know-how and confidential and proprietary information will provide us with meaningful protections. We require that every employee and consultant sign an agreement of non-disclosure and assignment of development rights.

Government Regulation

Our products and services, as well as components that we purchase from suppliers to bundle or include in our product and service offerings, are subject to telecommunications-based regulation by the United States and foreign laws and international treaties. We must conform our products to a variety of regulatory requirements and protocols established to, among other things, avoid interference among users of radio frequencies and to permit interconnection of equipment.  The delays inherent in this regulatory approval process may force us to reschedule, postpone or cancel the installation of our products by our customers, or the commencement of our services to our customers, which may result in reductions in our sales.

In the United States, we are subject to various Federal Communications Commission, or FCC, rules and regulations. Current FCC regulations permit license-exempt operation in certain FCC-certified bands in the radio spectrum. Operation in these frequency bands is governed by rules set forth in Part 15 of the FCC regulations. The Part 15 rules are designed to minimize the probability of interference to other users of the spectrum and, thus, accord Part 15 systems license-exempt status in the frequency band. In the event that there is harmful interference caused by a Part 15 user, the FCC can require the Part 15 user to curtail transmissions that create interference. In addition, if users of our products or services experience excessive interference from primary users, market acceptance of our products or services could be adversely affected, which could materially and adversely affect our business and operating results. The FCC, however, has established certain standards that create an irrefutable presumption of noninterference for Part 15 users and we believe that our products comply with such requirements. There can be no assurance that the occurrence of regulatory changes, including changes in the allocation of available license-exempt frequency spectrum, changes in the use of allocated frequency spectrum, or modification to the standards establishing an irrefutable presumption of non-interference for unlicensed Part 15 users, would not significantly affect our operations by rendering current products and services obsolete, restricting the applications and markets served by our products or increasing the opportunity for additional competition.

Several changes by the FCC were approved within the last several years including changes in the availability of spectrum, as well as the granting of an interim waiver. These approved changes could create opportunities for other wireless networking products and services. There can be no assurance that new regulations will not be promulgated, that could materially and adversely affect our business and operating results. It is possible that the United States and other jurisdictions will adopt new laws and regulations affecting the pricing, characteristics and quality of broadband wireless systems and products. Increased government regulations could:

•	decrease the growth of the broadband wireless industry;

•	hinder our ability to conduct business internationally;

•	reduce our revenues;

•	affect the costs and pricing of our products;

•	increase our operating expenses; and

•	expose us to significant liabilities.

Any of these events or circumstances could seriously harm our business and results of operations.

Personnel

We have twelve full time employees and three contract part-time employees. All full time employees are located at our corporate offices in Anaheim, California, with the contract employees working remotely from home offices.

Corporate History

NextPhase Wireless, Inc. was incorporated on August 28, 1995 in Nevada under the name of Professional Mining Consultants, Inc.

On May 12, 2000 the company merged with a company then known as 591519 BC Ltd. (d.b.a. AudioMonster Online). The company was the legal acquirer. Upon completion of the transaction, the company changed its name to AudioMonster Online, Inc.

On September 25, 2000 the company, then named AudioMonster, merged with Lockwave, Inc. This transaction was accounted for as a reverse acquisition whereby Lockwave, Inc. was the acquirer of the company for accounting purposes.

On January 24, 2001 pursuant to the terms of the Lockwave merger agreement as amended, 100% of the outstanding common stock of Lockwave, Inc. was acquired by the company in exchange for 24,125,000 shares of common stock of the company.

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

From August 1, 2001 until August 3, 2004 the company was non-operating and maintained only administrative functions and incurred general costs. During this period, the administrative duties were carried out by the company’s sole officer.

On August 3, 2004 the company consummated a share exchange in which it issued 12,943,000 shares of common stock, or approximately 76% of the company's outstanding common stock, to the shareholders of NextPhase Technologies, Inc. (“NTI”) in exchange for all of the shares of NTI. As a result, NTI became a wholly owned subsidiary of the company. NTI did not have an operating business. Its assets were technology related to high-speed wireless networks, which had an ability to penetrate populated areas, and special antennas and equipment in the area of microwave technology. The technology is not covered by any patent or registered copyright.

Prior to August 3, 2004 the company had no revenues, while it incurred expenses in the development of its business. NextPhase has generated insignificant revenues since its operations began and has incurred relatively substantial expenses to develop its business since August 3, 2004.

The company’s corporate address is 300 S. Harbor Blvd, Anaheim, CA 92805 and its telephone number is (800) 748-5548. The Company maintains a website at www.npwireless.com. Information contained on the website is not part of this report.

Subsidiaries

The company has two wholly owned subsidiaries: Lockwave, Inc., a Delaware corporation, and NextPhase Technologies, Inc., a California corporation, neither of which currently has any operations.

Available Information

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

Item 2. Description of Property.

The company leases 1,748 square feet of Class A office space in Anaheim, California, which serve as the corporate offices and Company headquarters. The monthly cost of this office space is $2,359 and the lease expires on October 31, 2009.

The company also leases 1,169 square feet of data center space in the same building as its corporate offices. This space serves as the Company’s main data facility and houses the equipment that provides broadband Internet service to the surrounding areas. The monthly cost of this data center space is $2,338 and the lease expires on November 30, 2008.

NextPhase’s facilities are adequate for its current needs and anticipated needs for the next 12 months. However, in the event we consummate any acquisitions in the future, we may need additional or alternative space.

Item 3. Legal Proceedings.

Michael Jones, a director and a 9.5% stockholder of NextPhase, filed a complaint against NextPhase Technologies, Inc., one of our wholly-owned subsidiaries, and Stephen Young, the Chairman of the Board, a director and a 9.5% stockholder of the company, in the Superior Court of California, Orange County, on March 22, 2005. However, the complaint has not been served on the Company or Mr. Young. The filed complaint alleges that NextPhase Technologies, Inc. wrongfully terminated his employment and failed to pay him salary or car expense or failed to reimburse him for expenses in breach of the employment agreement and NextPhase Technologies, Inc. failed to return certain property allegedly owned by Mr. Jones. The filed complaint indicates that Mr. Jones will seek damages estimated at $100,000. If the complaint is served, NextPhase intends to vigorously defend this matter.

On June 17th, 2005 CJM Group, Inc., a 16.7% stockholder of NextPhase, commenced an arbitration against NextPhase under the American Arbitration Association Commercial Arbitration Rules, in Suffolk County, New York. CJM Group claims that NextPhase breached a consulting agreement between CJM Group and NextPhase by preventing CJM Group from continuing to perform services to NextPhase under the Consulting Agreement. CJM Group further alleges it is damaged because, by refusing to take CJM Group’s services, NextPhase created a negative awareness in NextPhase’s common stock which has caused a depreciation in the value of the stock compensation which NextPhase paid CJM under the Consulting Agreement. CJM Group is seeking damages of $4,500,000.

NextPhase intends to vigorously contest CJM Group’s claims and is considering counterclaims against CJM Group. NextPhase has not interposed any response to the claim at this time and no settlement discussions have been held.

Due to the uncertainties inherent in litigation, we cannot predict the outcome of either of these actions.

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities.

NextPhase Wireless' common stock trades in the over-the-counter market and is quoted on the OTC Bulletin Board under the trading symbol NXPW. As of June 24, 2005, we had 20,960,724 shares of common stock issued and outstanding.

The following table sets forth, for the periods indicated, the high and low bid prices per share of our common stock as quoted on the OTC Bulletin Board. The quotations reflect inter-dealer quotations without retail markup, markdown, or commission, and may not represent actual transactions.

Source: www.otcbb.com&www.marketwatch.com

	High	Low
2005 Fiscal Year

First Quarter	$2.50	$.25
Second Quarter	.55	.55
Third Quarter	1.15	.45
Fourth Quarter	1.50	.30

2004 Fiscal Year

First Quarter	$.25	$.25
Second Quarter	.25	.25
Third Quarter	.25	.25
Fourth Quarter	.25	.25

As of June 24, 2005, the last reported sale price of the company's stock was $ 1.35 per share.

Dividend Policy

No dividends have been paid by the company since its inception. We currently intend to retain any earnings for use in the business and therefore do not anticipate paying any dividends in the near future. Dividends on our common stock can be paid lawfully only out of current and retained earnings and surplus of the company, when, and if, declared by the Board of Directors. We have not declared or paid any dividends on the common stock and there is no assurance dividends will be paid in the foreseeable future. The payment of dividends in the future rests within the discretion of the Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other factors, which the Board of Directors deems relevant.

Holders

There were 393 stockholders of record of the company's common stock as of June 24, 2005.

Securities Authorized for Issuance under Equity Compensation Plans

NextPhase Wireless adopted its 2003 Equity Participation Plan on February 24, 2003. Our shareholders approved the adoption of the plan by majority written consent on the same day. No securities have been granted or issued under this plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

From October 1, 2004 to March 31, 2005, the company offered and sold for cash an aggregate of 3,164,000 shares of the company’s common stock at a price per share of $0.25 for a total amount of 791,000 as set forth below, in a private placement. All of the shares were offered and sold under the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

The net proceeds from this offering were used for working capital, general and administrative expenses, legal and accounting fees, the acquisition of NTI, the purchase of assets from Buchanan ITS LLC, and the build-out and scale-up of our Anaheim corporate offices and data facility.

Holder Name	Date Sold	Number Of Shares	Total Price	Type Of Consideration

Dr. Michael D. Irwin	9/15/2004	138,000	$34,500	Cash
Daniel Lieberman	9/27/2004	400,000	$100,000	Cash
Fred Tolmasoff	10/21/2004	10,000	$2,500	Cash
Michael Houston	11/3/2004	20,000	$5,000	Cash
Robin Kasten	11/19/2004	400,000	$100,000	Cash
David Sokol	11/23/2004	8,000	$2,000	Cash
Jeffrey Genzlinger	12/14/2004	400,000	$100,000	Cash
Winslow White	12/21/2004	4,000	$1,000	Cash
Jeffrey Genzlinger	12/27/2004	200,000	$50,000	Cash
Robert R. Smith	1/12/2005	20,000	$5,000	Cash
Nichoel Piot	1/13/2005	20,000	$5,000	Cash
Mark C Bartee	1/18/2005	40,000	$10,000	Cash
Gary R Schenone	1/18/2005	40,000	$10,000	Cash
Fred Tolmasoff	1/19/2005	60,000	$15,000	Cash
Michael Houston	1/19/2005	60,000	$15,000	Cash
Jeffrey Bonner	1/24/2005	40,000	$10,000	Cash
Theresa Ganes	1/24/2005	20,000	$5,000	Cash
Wireless Investment Group	1/26/2005	560,000	$140,000	Cash
Paul Gibson	2/2/2005	60,000	$15,000	Cash
Michael Houston	2/2/2005	20,000	$5,000	Cash

Gary & Patricia Goodemote	2/3/2005	40,000	$10,000	Cash
Goodemote Family Trust	2/3/2005	20,000	$5,000	Cash
Fred Tolmasoff	2/4/2005	20,000	$5,000	Cash
Christopher M Goulard	2/4/2005	40,000	$10,000	Cash
Gary & Patricia Goodemote	2/10/2005	20,000	$5,000	Cash
Goodemote Family Trust	2/10/2005	20,000	$5,000	Cash
Wilfried E. Reichardt	2/10/2005	40,000	$10,000	Cash
Kathy Robertson	2/14/2005	4,000	$1,000	Cash
Paul Gibson	2/14/2005	20,000	$5,000	Cash
Ron Berg	2/14/2005	20,000	$5,000	Cash
Susan K Scholl	2/18/2005	16,000	$4,000	Cash
Barbara A. Amstader	2/18/2005	80,000	$20,000	Cash
Gary and Karen Schenone	2/18/2005	40,000	$10,000	Cash
Vasula Samarasinghe	2/18/2005	12,000	$3,000	Cash
Timothy E. Roberts	2/22/2005	60,000	$15,000	Cash
Sharon G. McArthur	2/28/2005	20,000	$5,000	Cash
Duane and Mary Wray	2/28/2005	40,000	$10,000	Cash
John D. Jenks	3/4/2005	20,000	$5,000	Cash
Gregg H. McArthur	3/4/2005	40,000	$10,000	Cash
Matthew Clark	3/14/2005	60,000	$15,000	Cash
Susan K Scholl	3/17/2005	12,000	$3,000	Cash
Total		3,164,000	$791,000

    All of the sales described above were made above were made

•	directly by us to persons with whom management had direct contact and personal relationships, and

•	to persons who were introduced to us by members of our management.

In addition to the issuances listed above, our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004 includes information about securities sold during that quarter.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The Management’s Discussion and Analysis is intended to help shareholders and other readers understand the dynamics of NextPhase Wireless Inc.’s business and the key factors underlying its financial results. It explains trends in NextPhase’s financial condition and results of operations for the year ended March 31, 2005 compared with the operating results for the year ended March 31, 2004.

Forward Looking Statements.

Certain information contained in this report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Securities Litigation Reform Act will not apply to certain "forward looking statements" because we issued "penny stock" (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3a51-1 under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “explore”, “consider”, “anticipate”, “intend”, “could”, “estimate”, “plan”, “propose”, “seem” or “continue” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

•	our ability to raise capital necessary to sustain our anticipated operations and implement our proposed business plan,

•	our ability to implement our proposed business plan,

•	our ability to obtain regulatory permits and approvals to operate in the high-speed wireless network industry,

•
the introduction of new broadband connectivity technologies by our competitors that may have advantages over our planned products and may make our planned products less attractive to our potential customers,

•	our ability to identify and complete acquisitions and successfully integrate the businesses we acquire, if any,

•	our ability to employ and retain qualified management and employees,

•	our dependence on the efforts and abilities of our current employees and executive officers,

•	changes in government regulations that are applicable to our anticipated business,

•	changes in the demand for our services,

•	the degree and nature of our competition,

•	our lack of diversification of our business plan,

•	the general volatility of the capital markets and the establishment of a market for our shares,

•	our ability to generate sufficient cash to pay our creditors, and

•
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

Business Overview

NextPhase Wireless, Inc. is a connectivity company that specializes in delivering integrated Internet, voice and data communications solutions to its customers. We design, deploy and operate our own wireless networks and also provide wireless technology solutions to businesses and municipalities.

NextPhase has been operating in this business since August 3, 2004 when we acquired our subsidiary NextPhase Technologies, Inc. in a share exchange transaction which is described below under the heading “Corporate History”. Accordingly, the company has limited operating history upon which prospects and future performance can be evaluated. Before August 3, 2004 we had no revenues while expenses were incurred in the development of the business. Since operations began in August 2004, the company has generated insignificant revenues while incurring relatively substantial expenses to develop the business.

NextPhase is developing an integrated portfolio of connectivity products and services which include:

•
Proprietary wireless products that management believes will satisfy current unmet needs in the marketplace, such as WiFi multibeam antennas designed to facilitate cost-effective NextZoneTM deployments.

•
Bundling multiple technologies, such as Broadband Wireless Access (BWA), Voice over Internet Protocol (VoIP) and WiFi, along with a high service component that target vertical markets such as public safety, transport and homeland security.

•	Designing, deploying, operating and supporting wireless networking solutions.

•	Operating as a wireless internet service provider of tiered wireless Internet interconnectivity services to business and residential subscribers.

NextPhase plans to exploit the broadband wireless and integration markets, by:

•	Developing and deploying our portfolio of interconnectivity products and services.

•	Continuing to develop our management team with best-in-class experienced executives and professionals.

•	Seeking strategic alliances, relationships, and acquisitions to augment the growth of our interconnectivity products and services operations.

•	Growing our market share and extending our wireless footprint through selective acquisitions and franchise and licensing programs.

Financial Statement Overview

NextPhase has a limited operating history. NextPhase began generating revenue during the third quarter of the fiscal year-ended March 31, 2005. Our financial statements include the accounts of the company and our wholly owned subsidiary, Next Phase Technologies, Inc. (“NTI”) which was formed on September 14, 2000.

NextPhase acquired all of the issued and outstanding common stock of NTI in a share exchange with NTI’s shareholders on August 3, 2004. As a result of this transaction, NTI’s former shareholders obtained control of NextPhase, which had no operations at that time. For accounting purposes, this acquisition has been treated as a reverse acquisition of NextPhase

The financial statements presented include only the accounts of NTI, a development stage company from its inception (September 14, 2000) through March 31, 2005 and of NextPhase from August 3, 2004 through March 31, 2005.

Results of Operations

For the year ended March 31, 2005 revenue increased from $0 in 2004, to $40,758 in 2005, an increase of $40,758 due to the commencement of commercial operations following the reverse acquisition of NTI on August 3, 2004. The Company’s first revenue-generating products and services entered the market during the third fiscal quarter ended December 31, 2004.

Gross profit increased by $31,219 for the year ended March 31, 2005 from $0 for the year ended March 31, 2004. The increase in gross profit is due to commencement of commercial operations and the generation of initial revenue by the company starting in the third fiscal quarter of 2005.

Total operating expenses increased by $4,311,200 to $4,312,000 for the year ended March 31, 2005 from $800 for the year ended March 31, 2004, an approximately 539,000% increase. The increase occurred as a result of the company acquiring NTI and subsequently commencing commercial operations in the quarter ended December 31, 2004. The increase is due primarily to increases in stock-based compensation valued at $2,946,250, acquisition costs relating to the NTI share exchange of $646,000 the Buchanan ITS asset purchase of $140,000, and selling, general and administrative costs of $564,722.

Liquidity and Capital Resources

As of March 31, 2005, the company had a cash balance of $50,948. The company's total deficit was $4,285,020 at March 31, 2005. At March 31, 2005, the company's total liabilities were $298,932, which represents accounts payable, notes payable, deferred revenue and advances by a shareholder.

The notes payable are as follows:

•
Concurrently with the share exchange on August 3, 2004, NextPhase’s wholly owned subsidiary NTI purchased 120,625 shares of outstanding NextPhase common stock for $510,000 from a NextPhase shareholder. NTI issued a $350,000 promissory note to the shareholder as part of the purchase price. Interest accrued on unpaid principal under the note at the rate of 2% per annum. Payments were due under the note in seven monthly installments of $50,583.37 each, with the last payment due in May 2005. The note was secured by a pledge of an aggregate of 12,000,000 shares of common stock of NextPhase by five shareholders of the company. At March 31, 2005 $410,000 of the note has been paid. The note was fully paid in two monthly installments of $50,583.37 on April 3, 2005 and May 3, 2005.

•
On November 19, 2004 the company purchased equipment for a purchase price of $247,000. Of this amount, $107,000 was paid through the issuance of a promissory note. The note is payable in twelve monthly installments, ten installments of $8,900 and two installments of $9,000. The note is secured by the assets purchased. At March 31, 2005 $26,700 of the note was paid.

The company's cash on hand is insufficient to fund its planned operating needs and the company is currently generating minimal revenue. Management is actively pursuing new debt and/or equity financing and continually evaluating the company's cash burn rate and capital needs. During the year ended March 31, 2005, the company has satisfied its cash requirements to date primarily through private placements of common stock, the issuance of common stock valued at $2,946,250 in lieu of payment for services, and advances from certain shareholders.

NextPhase plans on seeing funding for working capital requirements, necessary equipment purchases, marketing costs, and other operations for the next year and foreseeable future by raising capital through the sale of equity and/or debt securities, issuing common stock in lieu of cash for services and by advances from shareholders.

We expect that any sale of additional equity securities or convertible debt will result in additional dilution to our stockholders. The company can give no assurance that it will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financing, or that if available, the company will be able to obtain such funds on favorable terms and conditions. If the company cannot secure additional funds it will not be able to continue as a going concern. The company currently has no definitive arrangements with respect to additional financing.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

By adjusting its operations and development to the level of capitalization , management believes it has suffucient capital resources to meet projected cash flow deficits through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

The independent auditors report on our March 31, 2005 and 2004 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

In the opinion of management, inflation has not had a material effect on the Company's financial condition or results of its operations

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges" This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock Warrants, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the forth quarter of fiscal year 2006 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the end of its fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

Item 7. Financial Statements.

The financial statements required by this item are included in this report after Part III Item 14, beginning after page 34.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On November 8, 2004, upon recommendation of its Board of Directors, the Company dismissed its certifying accountant, Abrams & Company, P.C. (“Abrams”). Abram’s report on the Company's financial statements for of the two fiscal years ended March 31, 2004 and 2003 did not contain any adverse opinion or disclaimer of opinion; however, the audit reports for the years ended March 31, 2004 and 2003 contained an explanatory paragraph regarding the substantial doubt about the Company's ability to continue as a going concern. There were no disagreements with Abrams on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, during the two fiscal years ended March 31, 2005 and during the interim period ended November 8, 2004, which, if not resolved to Abram’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report, as required by Item 304(a)(3) of Regulation S-B. The Company engaged Russell Bedford Stefanou Mirchandani LLP (" Russell Bedford Stefanou Mirchandani") as its certifying accountant as of November 8, 2004 for the Company's fiscal year ending March 31, 2005. The Company has not consulted Russell Bedford Stefanou Mirchandani previously.

Item 8A. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of March 31, 2005 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d), the Company’s Chairman and Chief Financial Officer, also conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the preparation of the Company’s financial statements as of and for the year ended March 31, 2005, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control, to the extent possible given limitations in financial and manpower resources, also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Lack of Adequate Accounting Staff

Due to limitations in financial and management resources, the Company does not have adequate accounting staff. As a result, the Company plans to take steps to address its understaffed Finance and Accounting team to correct this material weakness. The Company plans to engage an independent contractor, who is a CPA with extensive CFO-level management and SEC reporting experience in public companies. The Company feel’s this addition to the Company’s Finance and Accounting team will improve the quality of future period financial reporting.

Item 8B. Other Information
None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Management
The following table sets forth the name, age and position of our executive officers, certain non-executive officers and directors:

Name	Age	Position and Offices with the Company

Stephen D. Young	51	Chairman of the Board
Robert Ford	44	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive Officer and Principal Financial Officer)
James G. Wray	35	Executive Vice President, Secretary, President of Broadband Division and Director
Daniel A. Liebermann (1)	36	Vice President, Finance
John Nelson (1)	40	Vice President, Sales and Business Development
Jack Unger (1)	57	Vice President, Wireless Operations
Michael Buchanan (1)	36	Vice President, Technical Operations
Paul S. Steo	28	Director
Michael Jones	48	Director
_______________________

(1) Non Executive Officer

Stephen D. Young
In August 2004, Mr. Young was elected a Director and in November 2004 he was elected as our Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Treasurer and Director. He stepped down as Chief Executive Officer, Chief Financial Officer and Treasurer in February 2005 when Robert Ford joined NextPhase. Mr. Young has been a Director of NextPhase Technologies, Inc., which became a subsidiary of the Company as a result of a share exchange transaction on August 3, 2004, since April 1, 2004, and the President, Chief Executive Officer, Secretary and Chief Financial Officer of NextPhase Technologies since May 1, 2004. Mr. Young served as the Chairman of the Board and Chief Executive Officer of Viper Networks, Inc., a publicly traded company whose shares are traded on the Pink Sheets, from July 2003 to July 2004. From January 1999 through June 2003, he served as the President and Chief Executive office of Worldlink-C.com d/b/a Coliance Communications, Inc. which was acquired by Viper Networks in June 2003.

Robert Ford
Robert Ford became our Chief Executive Officer, Chief Financial Officer, Treasurer and a Director of NextPhase in February 2005. From November 2002 to June 2004 Mr. Ford was the Global Corporate Communications Manager at E.I. DuPont Nemours. From June 2001 to November 2002 he was the Chief Information Officer of DuPont Solutions and Services. From January 2001 to November 2002 Mr. Ford served as the Chief Technology Officer of DuPont Global Services. From September 1998 to November 2002 he was a Business Manager of DuPont Communications Solutions. Prior to that, from September 1997 to September 1988, Mr. Ford was the Chief Information Officer of DuPont External Affairs. Mr. Ford received his B.S. in Applied Science (Computing/Economics) from Wolverhampton University (UK) and his M.B.A. from Bradford University (UK).

James G. Wray
In August 2004 James G. Wray was elected a Director of NextPhase and in November 2004 he was elected Vice President Sales and Marketing, Secretary and Director. In May 2005, Mr. Wray was elected President of the NextPhase Broadband division and ceased to be Vice President Sales and Marketing. Since April 1, 2004, Mr. Wray has been a Director, Secretary and Executive Vice President of NextPhase Technologies, Inc., which became our wholly owned subsidiary as a result of a share exchange in August 2004. Since January 2002, he has served as a Director of Information Technology for The Waltz Group, a software company for automated mail systems. From February 1999 through March 2002, Mr. Wray was the President of Viper Networks, Inc., of which he is co-founder. Mr. Wray received his B.A. in economics from San Diego State University.

Daniel A. Liebermann
In May 2005, Mr. Liebermann joined NextPhase as Vice President of Finance with a broad-based financial background. From 2003 to 2005, he worked in the field of commercial real estate as an appraiser based in the Washington D.C. region. From 2001 to 2002, he was a private investor focusing on the equity, currency and real estate markets. From 1996 to 2000, he worked as a buy-side equity trader for Summit Global Management and Brandes Investment Partners, LP, both of which are Registered Investment Advisors based in San Diego. He obtained his NASD Series 7 and 63 licenses in 1997 and is currently a Level 3 Candidate in the Chartered Financial Analyst Program. Mr. Liebermann holds a B.S. in Real Estate Finance from San Diego State University and formerly served as an Advisory Board Member with Viper Networks, Inc.

John Nelson
In February 2005, John Nelson joined the Company as Vice President, Sales and Business Development. In May 2005, he also became Vice President of Business Development. From May 2003 to January 2005, Mr. Nelson was the West Coast Regional Sales Manager for Alvarion, the worldwide leader in wireless broadband, where he was responsible for the sale of broadband wireless products to utilities, IOCs, WISPs, municipalities, CLECs and private enterprise customers. From January 2000 to September 2002 he was Account Director for Alcatel where he was responsible for sales of carrier infrastructure and networking hardware solutions in a wide variety of markets. Mr. Nelson has more than 20 years experience in the telecommunications industry.

Jack Unger
In February 2005, Jack Unger joined NextPhase Wireless as Vice President, Wireless Operations. From 1993 through January 2005, Mr. Unger was the Founder and President Wireless InfoNet, Inc.  Since 1993, Mr. Unger has helped more than 1,000 client companies and trained over 1,500 wireless ISP personnel. He is the author of "Deploying License-Free Wireless Wide-Area Networks," published by Cisco Press and considered a leading source among wireless experts. The book has helped many ISPs to successfully deploy outdoor wireless networks and is used as a textbook by high schools and technical colleges. In addition to leading the Professional Services Division of NextPhase, which provides wireless technology solutions to businesses and municipalities, Mr. Unger focuses on expanding NextPhase's own wireless networks and leading its R&D activities.

Michael Buchanan
In June 2004, Michael Buchanan joined NextPhase Technologies, Inc. as Vice President of Technical Operations. NextPhase Technologies, Inc. became our wholly owned subsidiary as a result of a share exchange transaction that occurred on August 4, 2004. In August 2004 he became Vice President, Technical Operations of the company. From 1998 to June 2004, Mr. Buchanan was the Founder and President of Buchanan ITS, a systems integration company with a customer base consisting of military contractors, aerospace firms, and electronics companies. In that time, Mr. Buchanan successfully expanded operations to include Managed Hosting and Collocation services followed by Dialup internet and Wireless Broadband, prior to the acquisition of the assets comprising the Wireless Network Operations Center (and associated Managed Hosting and Collocation facilities) by the Company from Buchanan ITS in November 2004.

Paul S. Steo
Paul S. Steo was our sole officer and sole director from January 2001 to August 2004. In August 2004, at the time of the stock exchange transaction pursuant to which NextPhase Technologies, Inc. became our wholly owned subsidiary, Mr. Steo resigned as an officer of NextPhase but he continues as a director. Prior to obtaining the position with NextPhase, Mr. Steo worked as a financial operations analyst for a division of Ambac Financial Group for approximately one year prior to joining NextPhase. Mr. Steo holds a B.S. in Accounting from Binghamton University.

Michael Jones
In August 2004, Mr. Jones was elected a Director of the company. He served as NextPhase’s Executive Vice President as Chief Technology Officer from November 2004 to December 2004. From April 2004 to December 2004 Mr. Jones was Executive Vice President and a Director of NextPhase Technologies, Inc., which became a wholly owned subsidiary of Edison as a result of the share exchange transaction that occurred on August 3, 2004. Since June 2001, he as acted as a consultant providing due diligence services, technology evaluation and expert witness and consulting services to the investment banking and venture capital communities and to mainstream communication companies for mergers and acquisitions validation, cost reduction and network evaluation specifically in the broadband, wireless data, and emerging technologies sectors. From July 1999 through June 2001, he had served as a Director of Engineering for Flashcom, a broadband Internet service provider.

Audit Committee

We do not have an audit committee, and accordingly we do not have an audit committee financial expert. Currently we have five members of the Board of Directors, none of whom are independent. The Board of Directors plans to seek qualified candidates for election as independent board and audit committee members. We cannot anticipate when we will have independent board members’ elected or will establish an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended March 31, 2005. To our knowledge, during the fiscal year ended March 31, 2005, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that Paul Steo did not file one Form 4 reporting one exempt transaction, which was filed on a Form 5; Steven Young, James Wray, Michael Jones and Viper Networks, Inc. each filed a Form 3 late; and Corey Morrison filed one Form 4 reporting two transactions late.

Code of Ethics

NextPhase has adopted a Code of Business Conduct and Ethics that applies to its Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer as Controller, or persons performing similar functions, as well as the company’s other officers and managers, and the company’s directors.

NextPhase’s Code of Business Conduct and Ethics is posted on the Company’s website at http://www.npwireless.com/content/ethics-policy.shtml.

NextPhase will furnish a copy of its Code of Business Conduct and Ethics without charge to any person upon request made in writing to NextPhase Wireless, Inc., 300 S. Harbor Blvd., Suite 500, Anaheim, California 92805 Attention: Secretary.

Item 10. Executive Compensation.

Annual Compensation
Name & Position	Year	Salary	Bonus	Other Compensation
Robert Ford (1) President and Chief Executive Officer	2005 2004 2003	$30,000 (2) $-- $--	$-- $-- $--	$-- $-- $--
Steven D. Young (3) Chairman of the Board, Former Chief Executive Officer	2005 2004 2003	$-- (4) $-- $--	$-- $-- $--	$-- $-- $--
Paul Steo (5) Former Sole Officer	2005 2004 2003	$-- (6) $-- (6) $-- (6)	$ 8,750 (7) $--	$-- $-- $--

(1) Robert Ford became NextPhase’s President and the Chief Executive Officer on February 4, 2005.

(2) Comprised of $10,000 in cash and 80,000 shares of common stock, valued at $0.25 per share.

(3) Stephen D. Young was elected our Chief Executive Officer on August 3, 2004. He stepped down from this position when Mr. Ford joined NextPhase on February 4, 2005.

(4) No salary compensation was paid to Mr. Young.

(5) Paul Steo served as NextPhase’s sole officer from January 2001 to August 3, 2004.

(6) No salary compensation was paid to Mr. Steo.

(7) Represents the value of 35,000 shares of common stock, valued at $0.25 per share, which was issued to Mr. Steo as bonus compensation.

Officers and directors are eligible to receive stock options, restricted stock and other grants out of the company's 2003 Equity Participation Plan.

Employment Agreements

Robert Ford

NextPhase and Robert Ford are parties to an employment agreement which provides, among other things:

•	that Mr. Ford will serve as NextPhase’s Chief Executive Officer,

•	for a term of three (3) years, commencing February 1, 2005, subject to earlier termination by either party in accordance with the Employment Agreement,

•
that Mr. Ford’s salary shall be $10,000 per month. During the period from February 1, 2005 through May 31, 2005 Mr. Ford’s salary shall be payable $5,000 per month in cash and $5,000 per month in shares of unregistered NextPhase common stock at a rate of $0.25 per share, or an aggregate of 20,000 shares per month,

•	that Mr. Ford shall receive 300,000 shares of unregistered NextPhase common stock after ninety (90) days of employment,

•	that Mr. Ford shall receive 100,000 shares of unregistered NextPhase common stock after one year of employment,

•
that Mr. Ford shall receive additional shares of unregistered NextPhase common stock as bonuses based on criteria to be established by Ford and NextPhase by March 31, 2005. That number of shares shall be limited to no more than 500,000 shares in each calendar during the first three years of employment. The bonus criteria have not been established.

John Nelson

NextPhase and John Nelson are parties to an employment letter which provides, among other things:

•	that Mr. Nelson will serve as NextPhase’s Vice President, Sales,

•	for a term of three (3) years, commencing February 1, 2005, subject to earlier termination by either party in accordance with the Employment Agreement,

•
that Mr. Nelson’s salary shall be $7,000 per month. During the period from February 1, 2005 through April 30, 2005 Mr. Nelson’s salary shall be payable $6,000 per month in cash and $1,000 per month in shares of unregistered NextPhase common stock at a rate of $0.25 per share, or an aggregate of 4,000 shares per month, and after that salary will be paid in cash,

•	that Mr. Nelson shall receive 100,000 shares of unregistered NextPhase common stock after ninety (90) days of employment,

•
that Mr. Nelson shall be entitled to receive additional shares of unregistered NextPhase common stock as bonuses based on criteria to be established by NextPhase’s board of directors. That number of shares shall be limited to no more than 400,000 shares over the three years of employment. The bonus criteria have not been established.

Jack Unger

NextPhase and Jack Unger are parties to an employment letter which provides, among other things:

•	that Mr. Unger will serve as NextPhase’s Vice President, Wireless Operations,

•	for a term of three (3) years, commencing January 1, 2005, subject to earlier termination by either party in accordance with the Employment Agreement,

•
that Mr. Unger’s salary shall be $10,000 per month. During the period from January 1, 2005 through June 31, 2005 Mr. Unger’s salary shall be payable $6,500 per month in cash and $3,500 per month in shares of unregistered NextPhase common stock at a rate of $0.25 per share, or an aggregate of 14,000 shares per month, and after that salary will be paid in cash,

•	that Mr. Unger shall receive 100,000 shares of unregistered NextPhase common stock after ninety (90) days of employment,

•
that Mr. Unger shall receive additional shares of unregistered NextPhase common stock as bonuses based on criteria to be established by NextPhase’s board of directors. That number of shares shall be limited to no more than 800,000 over the three years of employment. The bonus criteria have not been established.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of June 24, 2005, regarding beneficial ownership of our common stock by

•	each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock;

•	each of our directors;

•	each of the named executive officers; and all of our current executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Viper Networks, Inc.	4,000,000 (1)	19.1% (1)
2070 Business Center Drive
Suite 210
Irvine, CA 92612

Corey Morrison (2)	3,500,000 (3)	16.7% (3)
26 Railroad Avenue, #332
Babylon, NY11729

Stephen D. Young	2,000,000	9.5%
300 S. Harbor Blvd.
Suite 500
Anaheim, CA 92805

Sean J. Rawlins	2,000,000 (1)	9.5% (1)
300 S. Harbor Blvd.
Suite 500
Anaheim, CA 92805

James G. Wray	2,000,000	9.5%
300 S. Harbor Blvd.
Suite 500
Anaheim, CA 92805

Michael Jones	2,000,000	9.5%
2304 Ruhland Avenue
Suite A
Redondo Beach, CA 90278

Robert Ford	280,000 (4)	1.3% (4)
300 S. Harbor Blvd.
Suite 500
Anaheim, CA 92805

Paul S. Steo	40,000	*
227 BluePoint Road West
Holtsville, NY 11742

All Excecutive Officers and
Directors and Nominees for
Directors as a group	6,320,000 (4)	30.0%

(1)	Based on information contained in a Schedule 13D filed with the Securities and Exchange Commission on August 23, 2004.

(2)	Shares are in the name of CJM Group, Inc., which, to NextPhase’s knowledge, is solely owned by Corey Morrison.

(3)	Based on information contained in a Schedule 13D filed with the Securities and Exchange Commission on August 13, 2004.

(4)	Includes 80,000 shares of common stock issuable to Robert Ford in payment of $20,000 of salary which was earned in fiscal year 2005. These shares have not yet been issued.

Item 12. Certain Relationships and Related Transactions.

NextPhase and Robert Ford are parties to an employment agreement which is described under Item 10 “Executive Compensation”.

NextPhase and CJM Group, Inc., which owns approximately 16.8% of our common stock, are parties to a Consulting Agreement dated August 3, 2004. Under the Consulting Agreement, NextPhase issued to CJM Group 3,500,000 shares of common stock which were registered under the Securities Act. To NextPhase’s knowledge, CJM Group, Inc. is solely owned by Corey Morrison.

The Consulting Agreement provides that CJM Group shall not publicly sell, transfer or dispose more than 500,000 shares for six months and 500,000 shares for 12 months after the date of the Consulting Agreement, without the written consent of the Company, but that CJM Group may privately sell, transfer or dispose of the shares if the recipient agrees to comply with the public transfer restrictions.

The shares were for consulting services rendered and to be rendered by CJM Group under the Consulting Agreement to: assist NextPhase in developing its

▪	business model and corporate structure

▪	market positioning, and

▪	strategizing the marketing of industry related products, and

▪	performing certain advisory services in connection with business development and corporate strategy.

The Consulting Agreement is for a period of three years. Corey Morrison is the sole beneficial owner of CJM Group.

See Item 3 “Legal Proceedings” for disclosure about an arbitration proceeding between NextPhase and CJM Group relating to this Consulting Agreement.

Item 13. Exhibits.
2.1	Agreement and Plan of Merger dated September 25, 2000, including exhibits.[1]
2.2	Amendment to September 25, 2000 Agreement and Plan of Merger dated January 24, 2001.[1]
2.3	Agreement and Plan of Share Exchange dated August 3, 2004 between NextPhase (a/k/a Edison Renewables, Inc.) and the stockholders of NextPhase Technologies, Inc.[2]
3.1	Articles of Incorporation.[3]
3.2	Certificate of Amendment to Articles of Incorporation, as filed on May 15, 2000.[3]
3.3	Certificate of Amendment to Articles of Incorporation, as filed on March 13, 2001. [3]
3.4	Certificate of Amendment to Articles of Incorporation, as filed on May 5, 2003.[3]
3.5	Certificate of Amendment to Articles of Incorporation as filed on January 21, 2005.[4]
3.6	Amended and Restated By-Laws.[5]
10.1	Asset Purchase Agreement between Edison and Buchanan ITS, LLC. [5]
10.2	$107,000 Promissory Note from Edison to Buchanan ITS, LLC.[5]
10.3	Consulting Agreement dated August 3, 2004 between NextPhase and CJM Group, Inc. [6]
10.4	Employment Agreement dated February 1, 2005 between NextPhase and Robert Ford
10.5	Master Lease Agreement date May 4, 2005 between Agility Lease Fund I, LLC and NextPhase
14	Code of Business Conduct and Ethics for Officers, Managers and Directors
21	Subsidiaries
23.1	Consent of Registered Independent Certified Public Accounting Firm
31	Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32	Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
_______________________
1 Incorporated by reference to the exhibit in the company’s Current Report on Form 8-K for an event dated September 25, 2000.

2 Incorporated herein by reference to the exhibit in the company’s Quarterly Report for the period ended June 30, 2004.

3 Incorporated herein by reference to the exhibits in the company’s Annual Report on Form 10-KSB for the year ended March 31, 2003.

4 Incorporated herein by reference to the exhibit in the company’s Current Report on Form 8-K for an event dated January 21, 2005.

5 Incorporated herein by reference to the exhibits to the company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004.

6 Incorporated herein by reference to the exhibit in the company’s Registration Statement on Form S-8 Registration No. 333-117964 filed with the Securities and Exchange Commission on August 5, 2004.

Item 14. Principal Accountant Fees and Services

Our principal accountants, Russell Bedford Stefanou Mirchandani, have billed us approximately $16,000, for the audit of our financial statements for the year ended March 31, 2005 and the review of our financial statements included in our Quarterly Reports on Form 10-QSB for the periods ended September 30, and December 31, 2004.

Our principal accountants did not bill us any fees for tax compliance, tax advice and tax planning for our fiscal years ended March 31, 2005 and 2004.

Our principal accountants did not bill us any fees for any assurance and related services for our fiscal years ended March 31, 2005 and 2004.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

ITEM 7 FINANCIAL STATEMENTS

NEXTPHASE WIRELESS, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS	PAGE

Report of Registered Independent Certified Public Accounting Firm	F-1
Consolidated Balance Sheets as of March 31, 2005 and 2004	F-2
Consolidated Statements of Losses for the years ended March 31, 2005 and 2004 and for the period September 14, 2000 (date of inception) to March 31, 2005	F-3
Consolidated Statement of Deficiency in Stockholders’ Equity for the period September 14, 2000 (date of inception) to March 31, 2005	F-4
Consolidated Statements of Cash Flows for the years ended March 31, 2005 and 2004 and for the period September 14, 2000 (date of inception) to March 31, 2005	F-5

Notes to Consolidated Financial Statements	F-6 -F-20

 RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Certified Public Accountants

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
NextPhase Wireless Inc.
Anaheim, California

We have audited the accompanying consolidated balance sheets of NextPhase Wireless Inc. and subsidiaries (the "Company") (a development stage company) (the “Company”) as of March 31, 2005 and 2004 and the related consolidated statements of losses, deficiency in stockholders’ equity, and cash flows for the two years then ended and for the period from inception (September 14, 2000) to March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at March 31, 2005 and 2004 and the consolidated results of its operations and its cash flows for two years then ended and for the period from inception (September 14, 2000) to March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended March 31, 2005 and 2004 have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants
New York, New York
July 15, 2005

NEXTPHASE WIRELESS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
MARCH 31, 2005 and 2004

	2005	2004
ASSETS

Current assets:
Cash	$50,948	$-
Accounts receivable net	17,577	-
Total current assets	68,525	-

Property and equipment, net of accumulated depreciation of $15,208 (Note 6)	132,685	-

Total Assets	$201,210	$-

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$102,301	$3,200
Notes payable (Note 5)	180,300	-
Advances payable - stockholders (Note 3)	12,206	-
Deferred revenue	4,125	-
Total current liabilities	298,932	3,200

Commitments and contingencies (Note 7)	-	-

Deficiency in Stockholders' equity: (Note 4)
Preferred stock, $.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2005 and 2004	-	-
Common stock, $.001 par value; 200,000,000 shares authorized, 19,896,724 and 4,000,000 shares issued and outstanding at March 31, 2005 and 2004, respectively	19,897	4,000
Stock subscription payable	280,000	-
Additional paid-in capital	3,895,241	640
Deficit accumulated during development stage	(4,292,860)	(7,840)
Total deficiency in stockholders' equity	(97,722)	(3,200)

Total liabilities and deficiency in stockholders' equity	$201,210	$-

The accompanying notes are an integral part of these financial statements.

NEXTPHASE WIRELESS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF LOSSES

			For the Period
			September 14, 2000
	For the Year Ended March 31,		(Date of inception)
			through March 31,
	2005	2004	2005

Sales	$40,758	$-	$40,758

Cost of sales	9,539	-	9,539

Gross profit	31,219	-	31,219

Operating Expenses:
Acquisition costs	646,000	-	646,000
Product and website development	-	-	4,640
Selling, general and administrative	3,650,972	800	3,654,172
Depreciation and amortization	15,028	-	15,028
Total Expenses	4,312,000	800	4,319,840

Loss from operations	(4,280,781)	(800)	(4,288,621)

Interest expense	4,239	-	4,239

Loss before provision for income taxes	(4,285,020)	(800)	(4,292,860)

Provision for income taxes	-	-	-

Net loss	$(4,285,020)	$(800)	$(4,292,860)

Loss per share, basic and diluted	$(0.30)	$(0.00)	(0.68)

Weighted average common shares
outstanding	14,317,257	4,000,000	(6,269,921)

The accompanying notes are an integral part of these financial statements.

NEXTPHASE WIRELESS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
SEPTEMBER 14, 2000 (INCEPTION) TO MARCH 31, 2005

			Preferred Stock	Preferred Stock	Common Stock	Common Stock	Stock Subscription Payable		Additional	Deficit
	Date	Price per share	Quantity	Value	Quantity	Value	Quantity Reserved	Value	Paid - In Capital	Accumulated During Development	Total Deficiency in Stockholders’ Equity
Founders shares at inception	September, 2000	$0.001	-	$-	4,000,000	$4,000	-	$-	$-	$-	$4,000
Net loss	-	-	-	-	-	-	-	-	-	(800)	(800)
Balance, March 31, 2001	-	-	-	-	4,000,000	4,000	-	-	-	(800)	3,200
Net loss	-	-	-	-	-	-	-	-	-	(800)	(800)
Balance, March 31, 2002	-	-	-	-	4,000,000	4,000	-	-	-	(1,600)	2,400
Expenses paid by stockholder	-			-	-	-	-	-	640	-	640
Net loss		-	-	-	-	-	-	-	-	(5,440)	(5,440)
Balance, March 31, 2003	-	-	-	-	4,000,000	4,000	-	-	640	(7,040)	(2,400)
Net loss	-	-	-	-	-	-	-	-	-	(800)	(800)
Balance, March 31, 2004	-	-	-	-	4,000,000	4,000	-	-	640	(7,840)	(3,200)
Shares for services	June, 2004	0.25	-	-	8,000,000	8,000	-	-	1,992,000	-	2,000,000
Shares of NTI received in exchange for shares in Nextphase as per share exchange agreement	-	-	-	-	(12,943,000)	(12,943)	-	-	-	-	(12,943)
Shares of Nextphase issued as per share exchange agreement	-	-	-	-	12,943,000	12,943	-	-	-	-	12,943
Shares for services	August, 2004	0.25	-	-	3,535,000	3,535	-	-	880,215	-	883,750
Shares for services	March, 2005	0.25		-	250,000	250	-	-	62,250	-	62,500
Shares sold for cash	June to Sept, 2004	0.25	-	-	1,481,000	1,481	-	-	368,769	-	370,250
Shares sold for cash	Oct to Dec, 2004	0.25	-	-	1,042,000	1,042	-	-	259,458	-	260,500
Shares sold for cash	Jan. to Mar, 2005	0.25	-	-	1,374,000	1,374	-	-	342,126	-	343,500
Stock Subscribed	March, 2005	0.25	-	-	-	-	210,000	52,500	-	-	52,500
Shares for equipment purchase	November, 2004	0.25	-	-	-	-	560,000	140,000	-	-	140,000
Shares retained in reverse acquisition	August, 2004	0.25	-	-	214,724	215	-	-	(215)	-	-
Cost of offering	-	-	-	-	-	-	-	-	(15,033)	-	(15,033)
Cost of stock purchase	August, 2004	$0.25	-	-	-	-	350,000	87,500	-	-	87,500
Contributed capital	-	-	-	-	-	-	-	-	5,031	-	5,031
Net loss	-	-	-	-	-	-	-	-	-	(4,285,020)	(4,285,020)
Balance, March 31, 2005	-	-	-	-	19,896,724	$19,897	1,120,000	$280,000	$3,895,241	$(4,292,860)	$(97,722)

NEXTPHASE WIRELESS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
			September 14, 2000
	For the Year Ended March 31,		(date of inception)
			through March 31,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,285,020)	$(800)	$(4,292,860)
Adjustments to reconcile net loss to net
cash used by operating activities:
Impairment on fixed assets	140,000	-	140,000
Acquisition cost	87,500	-	87,500
Shares issued for services	2,946,250	-	2,946,250
Depreciation	15,028	-	15,028
Product and website development paid by shareholder	-	-	4,640
Change in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(17,577)	-	(17,577)

Increase (decrease) in liabilities
Accounts payable	99,101	800	102,301
Deferred revenue	4,125	-	4,125
Net cash used by operating activities	(1,010,593)	-	(1,010,593)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(147,713)	-	(147,713)
Net cash used in investing activities	(147,713)	-	(147,713)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note issued for NextPhase Wireless	510,000	-	510,000
Principal payment on note for stock retirement	(410,000)	-	(410,000)
Principal of note payable on asset purchase	107,000	-	107,000
Principal payment on note of asset purchase	(26,700)	-	(26,700)
Proceeds from sale of common stock	1,026,750	-	1,026,750
Cost of sale of common stock	(15,033)		(15,033)
Contributed capital	5,031		5,031
Advance payable - stockholder	12,206	-	12,206
Net cash (used) provided by financing activities	1,209,254	-	1,209,254

Increase in cash and cash equivalents	50,948	-	50,948
Cash and cash equivalents - beginning of period	-	-	-
Cash and cash equivalents - end of period	$50,948	$-	$50,948

Supplemental cash flow information:
Cash paid for interest	$4,239	$-	$4,239
Cash paid for income taxes	$-	$-	$-

Non-cash transactions:
Common stock retained	$215	$-	$215
Common stock issued	87,500	-	87,500
Acquisition fees	48,285	-	48,285
Assets acquired	-	-	-
Note payable	510,000	-	510,000
Total consideration paid/acquisition costs	$646,000	$-	$646,000

Stock subscription payable for purchase
of equipment for shares	$140,000	$-	$140,000

The accompanying notes are an integral part of these financial statements.

NEXTPHASE WIRELESS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 and 2004

NOTE 1-NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

NextPhase Wireless, Inc (“NextPhase” or the “Company”) has a limited operating history. NextPhase recently began generating revenue during the third quarter of the fiscal year-ended March 31, 2005. The financial statements include the accounts of NextPhase, a Nevada corporation formed on August 28, 1995 and its wholly owned subsidiaries, Lockwave, Inc. (“Lockwave”), a Delaware corporation formed on October 12, 1999 and Next Phase Technologies, Inc. (“NTI”), a California corporation formed on September 14, 2000. Lockwave has no assets, liabilities or operations. NTI was acquired in a reverse acquisition on August 3, 2004. NTI was engaged in the development of a web based software product, the development of which has been abandoned. The costs of the development were paid by its then parent company. Neither NextPhase nor NTI had operations prior to the reverse acquisition. Management’s plans are discussed further in the Going Concern portion of Note 1. On January 21, 2005 the Company changed its name from Edison Renewables, Inc. to NextPhase Wireless, Inc.

Basis of Presentation

The accompanying financial statements include the accounts of NextPhase and its wholly owned subsidiaries. The term “Company” refers to NextPhase and its subsidiaries collectively. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company conducts its operations from its office located in Anaheim, California.

Effective August 3, 2004, NextPhase acquired all of the issued and outstanding common stock of NTI. As a result of this transaction, NTI’s former shareholders obtained control of NextPhase, a shell corporation with no operations. For accounting purposes, this acquisition has been treated as a reverse acquisition of NextPhase. See Note 2.

The financial statements presented include only the accounts of NTI, a development stage company from its inception (September 14, 2000) through March 31, 2005 and of NextPhase from August 3, 2004 through March 31, 2005.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has experienced its first sources of revenue (from professional service fees, equipment sales, and broadband wireless access subscriptions) during the third and fourth quarters of the fiscal year-ended March 31, 2005. However, it has experienced net operating losses of $4,292,860 since inception and has a working capital deficit of $230,407 at March 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Management’s Plan

NextPhase specializes in delivering integrated Internet, voice and data communications solutions to its customers. It designs, deploys and operates its own wireless network and also provides wireless technology solutions to businesses and municipalities. NextPhase has been operating in this business since August 3, 2004 when it acquired its subsidiary NextPhase Technologies, Inc. in a share exchange transaction.

The Company's cash on hand is insufficient to fund its planned operating needs and the Company is currently generating minimal revenue. Management is actively pursuing new debt and/or equity financing and continually evaluating the Company's cash burn rate and capital needs. The Company has satisfied its cash requirements to date primarily through private placements of common stock, the issuance of common stock in lieu of payment for services and advances from some shareholders.

The Company plans on funding working capital requirements, necessary equipment purchases, marketing costs, and all other operations for the next year and foreseeable future by raising capital with the sale of equity and/or debt securities, issuing common stock in lieu of cash for services and by advances from a shareholder.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment usually net 30 days of the invoice date. Payments on trade receivables are applied to the earliest unpaid invoices. Management reviews trades receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible.

Disclosures about Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include accounts receivable and accounts payable, approximate fair value at March 31, 2005.

Revenue Recognition and Deferred Revenue

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or for which services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. The Company generates and recognizes revenue as follows:

Revenue from operating as a wireless Internet service provider of tiered wireless Internet services to business and residential subscribers. Internet services are billed at the beginning of each month's activity at a fixed rate for each customer. Customers sign an annual agreement or utilize the service on a month-to-month basis.

Revenue from the sale and configuration of wireless equipment. NextPhase acts as a reseller of certain components and equipment related to its products and services. Equipment revenue is recognized at the time of shipment FOB to the customer. Configuration is billed at an hourly rate and recognized after completion. Costs associated with the equipment are expensed at the time of shipment.

Revenue from professional and consulting services provided by its staff. These services include wireless network consulting, interference surveys, network management and telephone consulting. Revenue is recognized after the professional or consulting service has been provided.

Software Development Costs

The Company accounts for research and development costs in accordance with the SFAS No. 2, “Accounting for Research and Development Costs”. Under SFAS No. 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development incurred for the period ending March 31, 2005 was $0. Since inception (September 14, 2000) up to March 31, 2004 the Company has spent $4,640 on software development costs.

Income Taxes

Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company did not have any stock compensation plan as of March 31, 2005 and 2004.

On December 16, 2004, the FASB issued Statement No. 123R (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the third quarter of 2006. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2006 and thereafter.

Earnings (Loss) per Common Share

SFAS No. 128, “Earnings Per Share” requires presentation of basic loss per share (“Basic LPS”) and diluted loss per share (“Diluted LPS”). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. There were no potentially dilutive shares outstanding at March 31, 2005 or 2004.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges" This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock Warrants, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. Accordingly, the Company will implement the revised standard in the forth quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2006 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the end of its fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

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

The Company also paid a finders fee of $20,000 in cash, plus 350,000 shares of common stock, valued at $87,500, to an unaffiliated third party in connection with the share exchange transaction. At March 31, 2005, $10,000 of the finder’s fee had been paid.

As a result of the share exchange transaction, the former shareholders of NTI acquired or controlled a majority of the shares of Nextphase. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of NTI; therefore, these financial statements represent a continuation of the accounting acquirer, NTI, not Nextphase, the legal acquirer.

In accounting for this transaction:
•  NTI is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values;

•  Control of the net assets of NTI was acquired effective August 3, 2004 (the “Effective Date”). This transaction has been accounted for as a purchase of the assets and liabilities of NextPhase by NTI. At the Effective Date, NextPhase had no assets; liabilities or operations and NTI had no operating business.

•  The consolidated statements of operations and cash flows include NTI’s results of operations and cash flows from September 14, 2000 (date of inception) and Nextphase’s results of operations from the Effective Date.

The total consideration paid was $646,000 and the significant components of the transaction are as follows:

Common stock retained	$215
Common stock issued	87,500
Acquisition fees	48,285
Assets acquired	-
Note payable	510,000

Total consideration paid/acquisition costs	$646,000

In accordance with SOP 98-5, the Company expensed $646,000 as acquisition costs.

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

During the year ended March 31, 2005, the Company entered into a three-year Consulting Agreement with a stockholder, pursuant to which the stockholder agreed to assist the Company in developing its business model and corporate structure, product market positioning, and strategizing the marketing of industry related products, and performing other advisory services in connection with business development and corporate strategy. The Company issued the shareholder 3,500,000 shares of common stock for services to be rendered under the Consulting Agreement. The fair value of the stock issued was $875,000.

As of March 31, 2005 the Company owed $12,206 to one officer for advances provided. No terms have been established for repayment of these advances.

NOTE 4 - STOCK TRANSACTIONS

Common stock

The Company is authorized to issue 200,000,000 shares of common stock with $0.001 par value per share. As of March 31, 2005, the Company has issued and outstanding 19,896,724 shares of common stock.

NTI issued 4,000,000 founders shares upon its formation on September 14, 2000. The Company has recorded a receivable of $4,000 attributable to the par value of these shares, which was paid as described in Note 3.

During the year ended March 31, 2005, the Company sold 4,107,000 shares of common stock for gross proceeds of $1,026,750. Costs related to the sale were $15,033, which have been charged to additional paid-in capital.

During the year ended March 31, 2005, the Company issued an aggregate of 8,000,000 shares of common stock, valued at $2,000,000, for services.

During the year ended March 31, 2005, the Company entered into a three-year Consulting Agreement with a shareholder, pursuant to which the stockholder agreed to assist the Company in developing its business model and corporate structure, product market positioning, and strategizing the marketing of industry related products, and performing other advisory services in connection with business development and corporate strategy. The Company issued the shareholder 3,500,000 shares of common stock for services to be rendered under the Consulting Agreement. The fair value of the stock was $875,000.

During the six months ended December 31, 2004, the Company awarded 35,000 shares of common stock, valued at $8,750, as a bonus to an officer.

During the year ended March 31, 2005, the Company agreed to issue 350,000 shares of common stock, valued at $87,500 to an unaffiliated third party as part of a finder's fee in connection with the share exchange transaction described in Note 2. These shares were issued on June 10, 2005.

During the year ended March 31, 2005, the Company agreed to issue 560,000 shares of common stock, valued at $140,000, as a partial payment for equipment purchased. These shares were issued on May 23, 2005.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with $0.001 par value per share. As of March 31, 2005 and 2004, the Company did not issue any preferred shares.

NOTE 5 - NOTES PAYABLE

Notes payable at March 31, 2005 and 2004 consist of the following:

	2005	2004
Notes payable concurrently with the share exchange discussed in Note 2, Nextphase’s wholly owned subsidiary NTI purchased 120,625 shares of outstanding Nextphase common stock for $510,000 from a Nextphase shareholder. NTI issued a $350,000 promissory note to the shareholder as part of the purchase price. Interest accrues on unpaid principal under the note at the rate of 2% per annum. Payments are due under the note in seven monthly installments of $50,583.37 each, with the last payment due in May 2005. The Company plans to cancel the 120,615 shares of stock at the time the note is fully paid. The note is secured by a pledge of an aggregate of 12,000,000 shares of common stock of Nextphase by five shareholders of the Company.
	$100,000	$-
The Company has purchased equipment for a purchase price of $247,000. Of this amount, $107,000 was paid through the issuance of a promissory note due in 2006. The note is payable in twelve monthly installments, ten installments of $8,900 and two installments of $9,000. The note is secured by the assets purchased.	80,300	-
	180,300	-
Less: current portion	(180,300)	(-)
Notes payable - long term	$--	$--

Property and equipment are recorded at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the related assets, which is estimated to be three years. Major classes of property and equipment at March 31, 2005 and 2004 consist of the followings

	2005	2004
Telecommunications equipment	$107,000	$-
Computer equipment	40,713	-
	147,713	-
Less: accumulated depreciation	(15,028)	(-)
Property, plant and equipment - net	$132,685	$-

Depreciation expense for the year ended March 31, 2005 and 2004 was $15,028 and $0 respectively.
During the year ended March 31, 2005 and 2004, equipments totaling $140,000 and $0, respectively, were impaired.

NOTE 7 - INCOME TAXES

Financial Accounting Standard No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At March 31, 2005, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $4,300,000, expiring in the year 2024, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Also, due to a change in the control after the reverse acquisition of NTI by NextPhase, the Company’s past accumulated losses to be carried forward may be limited.

Components of deferred tax assets as of March 31, 2005 are as follows:

Non current:
Net operating loss carry forward	$1,462,000
Valuation allowance	(1,462,000)
Net deferred tax asset	$-

NOTE 8- LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share for the Year Ended March 31:

			For the Period
			September 14, 2000 (Date of inception) through March 31,
	2005	2004	2005

Net loss available for common shareholders	$(4,285,020)	$(800)	$(4,292,860)
Basic and fully diluted loss per share	$(0.30)	$(0.00)	n/a
Weighted average common shares
outstanding	14,317,257	4,000,000	n/a

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of March 31, 2005, the Company occupied an aggregate of approximately 1,748 square feet in Anaheim, California, which serve as the corporate offices and Company headquarters for an annual rental cost of $28,308. This lease expires on October 31, 2009.

The company also leases 1,169 square feet of data center space in the same building as its corporate offices. This space serves as the Company’s main data facility and houses the equipment that provides broadband Internet service to the surrounding areas. The annual rental cost of this space is $28,056. This lease expires on November 30, 2008.

Commitments for minimum rentals under non-cancelable lease at March 31, 2005 are as follows:

Year Ended March 31,	Amount
2006	$56,364
2007	56,364
2008	54,026
2009	23,590
Total	$190,344

Total rental expense relating to operating expenses for the years 2005, 2004 and for the period from inception to March 31, 2005, was $30,040, $0 and $30,040 respectively.

Employment and Consulting Agreements

The Company has employment agreements with the Company’s officers and certain employees. These employment agreements provide for salaries and benefits, including stock grants and extend up to three years. In addition to salary and benefit provisions, the agreements include defined commitments should the employer terminate the employee with or without cause.

Robert Ford

NextPhase and Robert Ford are parties to an employment agreement which provides, among other things:

•  that Mr. Ford will serve as NextPhase’s Chief Executive Officer,

•  for a term of three (3) years, commencing February 1, 2005, subject to earlier termination by either party in accordance with the Employment Agreement,

•  that Mr. Ford’s salary shall be $10,000 per month. During the period from February 1, 2005 through May 31, 2005 Mr. Ford’s salary shall be payable $5,000 per month in cash and $5,000 per month in shares of unregistered NextPhase common stock at a rate of $0.25 per share, or an aggregate of 20,000 shares per month,

•  that Mr. Ford shall receive 300,000 shares of unregistered NextPhase common stock after ninety (90) days of employment,

•  that Mr. Ford shall receive 100,000 shares of unregistered NextPhase common stock after one year of employment,

•  that Mr. Ford shall receive additional shares of unregistered NextPhase common stock as bonuses based on criteria to be established by Ford and NextPhase by March 31, 2005. That number of shares shall be limited to no more than 500,000 shares in each calendar during the first three years of employment. The bonus criteria have not been established.

John Nelson

NextPhase and John Nelson are parties to an employment letter which provides, among other things:

•  that Mr. Nelson will serve as NextPhase’s Vice President, Sales,

•  for a term of three (3) years, commencing February 1, 2005, subject to earlier termination by either party in accordance with the Employment Agreement,

•  that Mr. Nelson’s salary shall be $7,000 per month. During the period from February 1, 2005 through April 30, 2005 Mr. Nelson’s salary shall be payable $6,000 per month in cash and $1,000 per month in shares of unregistered NextPhase common stock at a rate of $0.25 per share, or an aggregate of 4,000 shares per month, and after that salary will be paid in cash,

•  that Mr. Nelson shall receive 100,000 shares of unregistered NextPhase common stock after ninety (90) days of employment,

•  that Mr. Nelson shall be entitled to receive additional shares of unregistered NextPhase common stock as bonuses based on criteria to be established by NextPhase’s board of directors. That number of shares shall be limited to no more than 400,000 shares over the three years of employment. The bonus criteria have not been established.

Jack Unger

NextPhase and Jack Unger are parties to an employment letter which provides, among other things:

•  that Mr. Unger will serve as NextPhase’s Vice President, Wireless Operations,

•  for a term of three (3) years, commencing January 1, 2005, subject to earlier termination by either party in accordance with the Employment Agreement,

•  that Mr. Unger’s salary shall be $10,000 per month. During the period from January 1, 2005 through June 31, 2005 Mr. Unger’s salary shall be payable $6,500 per month in cash and $3,500 per month in shares of unregistered NextPhase common stock at a rate of $0.25 per share, or an aggregate of 14,000 shares per month, and after that salary will be paid in cash,

•  that Mr. Unger shall receive 100,000 shares of unregistered NextPhase common stock after ninety (90) days of employment,

•  that Mr. Unger shall receive additional shares of unregistered NextPhase common stock as bonuses based on criteria to be established by NextPhase’s board of directors. That number of shares shall be limited to no more than 800,000 over the three years of employment. The bonus criteria have not been established.

Litigation

Michael Jones, a director and a 9.5% stockholder of NextPhase, filed a complaint against NextPhase Technologies, Inc., one of our wholly-owned subsidiaries, and Stephen Young, the Chairman of the Board, a director and a 9.5% stockholder of the company, in the Superior Court of California, Orange County, on March 22, 2005. However, the complaint has not been served on the Company or Mr. Young. The filed complaint alleges that NextPhase Technologies, Inc. wrongfully terminated his employment and failed to pay him salary or car expense or failed to reimburse him for expenses in breach of the employment agreement and NextPhase Technologies, Inc. failed to return certain property allegedly owned by Mr. Jones. The filed complaint indicates that Mr. Jones will seek damages estimated at $100,000. If the complaint is served, NextPhase intends to vigorously defend this matter.

On June 17th, 2005 CJM Group, Inc., a 16.7% stockholder of NextPhase, commenced an arbitration against NextPhase under the American Arbitration Association Commercial Arbitration Rules, in Suffolk County, New York. CJM Group claims that NextPhase breached a consulting agreement between CJM Group and NextPhase by preventing CJM Group from continuing to perform services to NextPhase under the Consulting Agreement. CJM Group further alleges it is damaged because, by refusing to take CJM Group’s services, NextPhase created a negative awareness in NextPhase’s common stock which has caused a depreciation in the value of the stock compensation which NextPhase paid CJM under the Consulting Agreement. CJM Group is seeking damages of $4,500,000.

NextPhase intends to vigorously contest CJM Group’s claims and is considering counterclaims against CJM Group. NextPhase has not interposed any response to the claim at this time and no settlement discussions have been held.

Due to the uncertainties inherent in litigation, we cannot predict the outcome of either of these actions.

NOTE 10 - SUBSEQUENT EVENTS

On May 20, 2005 the Company purchased computers, equipment, components and servers from Blazen, LP. The assets acquired are being used to extend the Company’s wireless Internet service coverage in Orange County, California. In payment for the assets, the Company issued 50,000 unregistered shares of common stock valued at $25,000. Under the asset purchase agreement, both Blazen and its general partners agreed to indemnify, defend and hold harmless NextPhase from any damages or claims which arise from any breach of Blazen's representations or covenants under the asset purchase agreement and any liabilities of Blazen. NextPhase agreed to indemnify, defend and hold harmless Blazen from any breach of NextPhase's representations or covenants under the asset purchase agreement.

On June 6, 2005 the Company entered into a 1 year $25,000, 10% convertible debenture with a director/ shareholder. The debenture is convertible at a conversion price of $1.00 per share. The interest is payable in restricted common stock and the principal is payable in cash. Interest is to be paid quarterly and principal is to be paid monthly.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NextPhase Wireless, Inc. (Registrant) By: /s/ Robert M. Ford Robert Ford, Chief Executive Officer, Principal Accounting Officer and Director

Date: July 29, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert M. Ford Robert Ford, Chief Executive Officer, Principal Accounting Officer and Director Dated: July 29, 2005

/s/ Stephen D. Young Stephen D. Young, Chairman of the Board and Director Date July 29, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James G. Wray James G. Wray, President NextPhase Broadband Division, Executive Vice President, Secretary and Director Date: July 29, 2005

_________________ Michael Jones, Director Date: __________, 2005

/s/ Paul Steo Paul Steo, Director Date: July 28, 2005