Form 10KSB/A
period 2005-03-31
NEXTPHASE WIRELESS, INC.
filed 2005-08-03
CIK 1003933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

EXPLANATORY NOTE

NextPhase Wireless, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005 for the following reason.  On July 29, 2005, we filed our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005, including all required exhibits. We were advised by the Securities and Exchange Commission's Technical Support Office that Exhibit 32 (the certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code) to such Annual Report could not be posted on the Securities and Exchange Commission's EDGAR website along with such Annual Report due to electronic transmission problems.  Accordingly, we are filing this Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005 in order for Exhibit 32 to be posted on the Securities and Exchange Commission's EDGAR website.

Item 13. Exhibits.
2.1	Agreement and Plan of Merger dated September 25, 2000, including exhibits.[1]
2.2	Amendment to September 25, 2000 Agreement and Plan of Merger dated January 24, 2001.[1]
2.3	Agreement and Plan of Share Exchange dated August 3, 2004 between NextPhase (a/k/a Edison Renewables, Inc.) and the stockholders of NextPhase Technologies, Inc.[2]
3.1	Articles of Incorporation.[3]
3.2	Certificate of Amendment to Articles of Incorporation, as filed on May 15, 2000.[3]
3.3	Certificate of Amendment to Articles of Incorporation, as filed on March 13, 2001. [3]
3.4	Certificate of Amendment to Articles of Incorporation, as filed on May 5, 2003.[3]
3.5	Certificate of Amendment to Articles of Incorporation as filed on January 21, 2005.[4]
3.6	Amended and Restated By-Laws.[5]
10.1	Asset Purchase Agreement between Edison and Buchanan ITS, LLC. [5]
10.2	$107,000 Promissory Note from Edison to Buchanan ITS, LLC.[5]
10.3	Consulting Agreement dated August 3, 2004 between NextPhase and CJM Group, Inc. [6]
10.4	Employment Agreement dated February 1, 2005 between NextPhase and Robert Ford [7]
10.5	Master Lease Agreement dated May 4, 2005 between Agility Lease Fund I, LLC and NextPhase[7]
14	Code of Business Conduct and Ethics for Officers, Managers and Directors[7]
21	Subsidiaries [7]
23.1	Consent of Registered Independent Certified Public Accounting Firm[7]
31	Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [7]
32	Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

_______________________
1 Incorporated by reference to the exhibit to the company’s Current Report on Form 8-K for an event dated September 25, 2000.

2 Incorporated herein by reference to the exhibit to the company’s Quarterly Report for the period ended June 30, 2004.

3 Incorporated herein by reference to the exhibits to the company’s Annual Report on Form 10-KSB for the year ended March 31, 2003.

4 Incorporated herein by reference to the exhibit to the company’s Current Report on Form 8-K for an event dated January 21, 2005.

5 Incorporated herein by reference to the exhibits to the company's Quarterly Report on Form 10-QSB for the period ended September 30, 2004.

6 Incorporated herein by reference to the exhibit to the company’s Registration Statement on Form S-8 Registration No. 333-117964 filed with the Securities and Exchange Commission on August 5, 2004.

7 Previously filed as an exhibit to the company's Annual Report on Form 10-KSB for the year ended March 31, 2005.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

NextPhase Wireless, Inc. (Registrant) By: /s/ Robert Ford Robert Ford, Chief Executive Officer

Date: August 3, 2005