Form 10QSB
period 2005-06-30
NEXTPHASE WIRELESS, INC.
filed 2005-08-22
CIK 1003933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               For the Quarterly Period Ended, June 30, 2005

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the transition period from ________________to ___________________

                        Commission File Number: 000-24595

                            NEXTPHASE WIRELESS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Nevada                                  88-0343832
     -------------------------------         ---------------------------------
     (State or other jurisdiction of         (IRS Employer Identification No.)
      incorporation or organization)


                 300 S. Harbor Blvd., Anaheim, California 92805
                 ----------------------------------------------
                    (Address of principal executive offices)


                                 (800) 748-5548
                ------------------------------------------------
                (Issuer's telephone number, including area code)


              ---------------------------------------------------
              (Former name, former address and former fiscal year
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: There are 21,979,924 shares of common stock issued and outstanding as of August 19, 2005.

Transitional  Small Business Disclosure Format (check one) Yes     No X
                                                              ---    ---

                            NEXTPHASE WIRELESS, INC.


                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2005



                                TABLE OF CONTENTS
                                                                     Page no.
                                                                     -------

PART I - FINANCIAL INFORMATION...................................... F-1

    Item 1.  Financial Statements................................... F-1 to F-10

    Item 2.  Management's Discussion and Analysis or Plan
             of Operation...........................................   3

    Item 3.  Controls and Procedures................................   6

PART II - OTHER INFORMATION.........................................   7

    Item 1.  Legal Proceedings......................................   7

    Item 2.  Unregistered Sales of Equity Securities and
             Use of Proceeds........................................   7

    Item 3.  Defaults Upon Senior Securities........................   8

    Item 4.  Submission of Matters to a Vote of Security Holders....   8

    Item 5.  Other Information......................................   8

    Item 6.  Exhibits...............................................   8

SIGNATURES..........................................................   9

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited financial statements for the quarter ended June 30, 2005.

                            Nextphase Wireless, Inc.
                      Condensed Consolidated Balance Sheet
                                  (Unaudited)

                                                                 June 30,
                                                                   2005
                                                               -----------
Assets
Current Assets
  Cash and cash equivalents                                    $   16,245
  Accounts receivable, net of allowance of $0                     152,767
                                                               -----------
       Total Current Assets                                       169,012

  Property and equipment, net of accumulated
    depreciation of $28,877 (Note 5)                              158,466
  Deposits                                                          3,376
                                                               -----------
Total Assets                                                   $  330,854
                                                               ===========
Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and accrued liabilities                     $  187,069
  Notes payable (Note 6)                                           51,367
  Advances payable - stockholders                                  12,206
  Deferred revenue                                                  8,037
                                                               -----------
        Total Current Liabilities                                 258,679

Commitments and Contingencies                                          --

Stockholders' equity (Note 7)
  Preferred stock, 0.001 par value:
    20,000,000 shares authorized, no shares
    issued and outstanding                                             --
  Common stock, $0.001 par value; 200,000,000
    shares authorized; 21,706,724 shares issued
    and outstanding at June 30, 2005                               21,707
  Additional paid-in capital                                    4,538,431
  Common stock subscribed                                          60,000
  Accumulated deficit                                          (4,547,963)
                                                               -----------
       Total Stockholder's Equity                                  72,175
                                                               -----------
Total Liabilities and Stockholders' Equity                     $  330,854
                                                               ===========

              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                            NextPhase Wireless, Inc.
                Condensed Consolidated Statements of Losses
                                  (Unaudited)

                                                 For the Three   For the Three
                                                  Months Ended    Months Ended
                                                    June 30         June 30
                                                      2005            2004
                                                  ------------    ------------
Revenues                                          $    147,324    $         --

   Cost of goods sold                                   38,926              --
                                                  ------------    ------------
Gross profit                                           108,398              --

Operating expenses:
   Selling, general and administrative expenses        347,194           9,334
   Depreciation expense                                 13,849              --
                                                  ------------    ------------
      Total operating expenses                         361,043           9,334

Operating loss                                        (252,645)         (9,334)

Other expense:
   Late filing penalty                                      --              --
   Interest (income) expense                             2,458              --
                                                  ------------    ------------
      Total other expense                                2,458              --

   Loss before income taxes                           (255,103)         (9,334)
   Provision for income taxes                               --              --
                                                  ------------    ------------

Net loss                                          $   (255,103)   $     (9,334)
                                                  ============    ============

Net loss per share - basic and diluted            $      (0.01)   $      (0.04)
                                                  ============    ============
Weighted average shares outstanding -
   basic and diluted                                20,422,526         214,475
                                                  ============    ============

              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                            NextPhase Wireless, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                   For the Three  For the Three
                                                    Months Ended   Months Ended
                                                     June 30,       June 30,
                                                       2005           2004
                                                   -------------  ------------
Cash flows from operating activities:
  Net (loss)                                       $    (255,103) $     (9,334)
  Adjustments to reconcile net loss to net                    --            --
    cash used in operating activities:
  Amortization of discount on note payable                 1,667            --
  Depreciation and amortization                           13,849            --
  Changes in operating assets and liabilities:

    Accounts receivable                                 (135,190)           --
    Accounts payable and accrued expenses                 84,768         7,149
    Deferred revenue                                       3,912            --
                                                   -------------- ------------
Net cash (used) in operating activities                 (286,097)       (2,185)

Cash flows from investing activities:

  Acquisition of property and equipment                  (14,630)           --
                                                   -------------  ------------
  Net cash used in investing activities                  (14,630)           --

Cash flows from financing activities:

  Proceeds from notes payable                             25,000         2,185
  Principal payments on notes payable
    and demand loans                                    (135,600)           --
  Shares of stock sold for cash                          345,000            --
  Common stock subscribed                                 35,000            --
  Increase in deposits                                    (3,376)           --
                                                   -------------  ------------
Net cash provided by financing activities                266,024         2,185

Net decrease in cash and cash equivalents                (34,703)           --

Cash and cash equivalents at beginning of period          50,948            --
                                                   -------------  ------------
Cash and cash equivalents at end of period         $      16,245  $         --
                                                   =============  ============
Supplemental disclosure of cash flow information:

Cash paid during the period for Interest           $          --  $         --
                                                   =============  ============

Cash paid during the period for taxes              $          --  $         --
                                                   =============  ============

Common stock issued, previously subscribed         $     280,000  $         --
                                                   =============  ============

Common stock issued for acquisition of Blazen      $      25,000  $         --
                                                   =============  ============

Beneficial conversion feature of convertible
  note payable                                     $      20,000  $         --
                                                   =============  ============

Amortization of discount associated with
  beneficial conversion feature                    $       1,667  $         --
                                                   =============  ============


              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                            NEXTPHASE WIRELESS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 1    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NextPhase Wireless, Inc. (the "Company") was incorporated on August 28, 1995 in Nevada under the name of Professional Mining Consultants, Inc.

On August 3, 2004 the company consummated a share exchange in which it issued 12,943,000 shares of common stock, or approximately 76% of the company's outstanding common stock, to the shareholders of NextPhase Technologies, Inc. ("NTI") in exchange for all of the shares of NTI. As a result, NTI became a wholly owned subsidiary of the company. NTI was formed on September 14, 2000. For accounting purposes, this transaction is considered a "reverse merger", and the financial statements of the Company reflect the operations of NTI.

The Company has a limited operating history with revenue-generating products and services only recently entering the market. The financial statements include the accounts of the Company and its wholly owned subsidiary, Next Phase Technologies, Inc. ("NTI"), which was acquired in a reverse acquisition on August 3, 2004. NTI was engaged in the development of a web based software product, the development of which has been abandoned. The costs of the development were paid by its then parent company. NextPhase had no operations prior to the reverse acquisition. Management's plans are discussed further in the Going Concern portion of Note 1. On January 21, 2005 the Company changed its name from Edison Renewables, Inc. to NextPhase Wireless, Inc.

Following the commencement of commercial operations and the introduction of our first revenue-generating products and services during the third fiscal quarter ended December 31, 2004, we have seen revenue grow on a quarter by quarter basis.

     o As we have extended our wireless `footprint' in Orange County through a combination of organic growth and acquisitions, we have continued to add residential subscribers in underserved markets, small office/home office (SOHO) subscribers and small to medium business subscribers to our network.

     o By their very nature, the markets targeted by our Professional Services division (e.g. municipalities, public safety, transport, homeland security, enterprises, large-scale systems integrators etc.) have complex value chains and extended sales cycles. Typically, projects consist of multiple phases, with the early phases requiring extensive non-billable activity such as customer relationship activity and pre-sales support, especially when considered relative to the resultant revenue from those phases. As the customer relationships develop and deepen, the revenues derived from successive phases (e.g. as we build and deploy networks that we've previously designed, or we operate and maintain networks that we've previously deployed) often increases. Depending on the type of project, many of the activities that provide support to our customers are understood to be value-adding and as such, become billable.

Interim Financial Information
-----------------------------

The accompanying  unaudited interim  financial  statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in form 10-KSB for the year ended March 31, 2005. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months ended June 30, 2005 are not necessarily indicative of results of operations to be expected for the full year.

Reclassification
----------------

Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no effect on reported income.

Basis of Presentation
---------------------

The accompanying financial statements include the accounts of NextPhase and its wholly owned subsidiary NTI, a California corporation formed on September 14, 2000. The term "Company" refers to NextPhase and NTI collectively. All significant inter-company accounts and transactions have been eliminated in consolidation.

                            NEXTPHASE WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The financial statements presented include only the accounts of NTI, from its inception (September 14, 2000) through December 31, 2004 and of NextPhase from August 3, 2004 through December 31, 2004.

Revenue Recognition
-------------------

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized :(1) persuasive evidence of an arrangement exists; (2) delivery has occurred;
(3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

On December 17, 2003, the SEC staff released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. The staff updated and revised the existing revenue recognition in Topic 13, Revenue Recognition, to make its interpretive guidance consistent with current accounting guidance, principally EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Also, SAB 104 incorporates portions of the Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers document that the SEC staff considered relevant and rescinds the remainder. The company's revenue recognition policies are consistent with this guidance; therefore, this guidance will not have an immediate impact on the company's consolidated financial statements.

The Company currently designs, deploys, operates and supports wireless networking solutions; We also provide tiered wireless Internet interconnectivity services to business and residential subscribers. The Company recognizes revenue for these activities as follows:

Installation of equipment: Revenue recognized when installed at the customer location.

Professional services: Revenue recognized when the service is provided to the customer.

Subscription fees: Recognized as earned on a monthly basis.

Support contracts: Recognized as earned on a monthly basis.

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. While the Company now has an established source of revenue, it has experienced net operating losses of $4,547,963 since inception and has a working capital deficit of $ 89,667 at June 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

                            NEXTPHASE WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company's cash on hand is insufficient to fund its current or planned operating needs and the Company currently has insufficient revenue to fund its operations. The Company plans on funding working capital requirements, necessary equipment purchases, marketing costs, and all other operations for the next quarter and foreseeable future by raising capital with the sale of equity and/or debt securities.

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

Disclosures about Fair Value of Financial Instruments
-----------------------------------------------------

The carrying amounts of the Company's financial instruments, which include accounts receivable and accounts payable, approximate fair value at June 30, 2005.

Stock  Based  Compensation
--------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended September 30, 2003 and the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at June 30, 2004 and 2005.

                            NEXTPHASE WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based equity awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the first quarter of fiscal year 2006 and thereafter.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:
                                                           For the three
                                                       months ended June 30
                                                        2005         2004
                                                    -----------   -----------
Net loss - as reported                              $  (255,103)  $    (9,334)
Add:     Total stock based employee
         compensation expense
         as reported under intrinsic value
         method (APB No. 25)                                 --            --

Deduct:  Total stock based employee compensation
         expense as reported under fair value
         based method (SFAS No. 123)                         --            --
                                                    -----------   -----------
Net loss - Pro forma                                $  (255,103)  $    (9,334)

Net loss attributable to common
  shareholders - Pro forma                          $  (255,103)  $    (9,334)

Basic and diluted loss per share - as reported      $     (0.01)  $     (0.04)
                                                    ===========   ===========

Basic and diluted loss per share - Pro forma        $     (0.01)  $     (0.04)
                                                    ===========   ===========

Earnings (Loss) per Common Share
--------------------------------

SFAS No. 128, "Earnings Per Share" requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. There were no potentially dilutive shares outstanding at June 30, 2005 or 2004.

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

Comprehensive Income
--------------------

The Company has no items of other comprehensive income (loss) for the periods ended June 30, 2005 and 2004.

                            NEXTPHASE WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements
-----------------------------

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principles be limited to the direct effects of the change. Indirect effects of a change in accounting principles, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the end of its fiscal 2005. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows. The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2005, a Company's director purchased 200,000 shares of common stock at a price of $0.50 per share for a total cost of $100,000 (see Note 7).

Also during the three months ended June 30, 2005, the Company made principal payments of $100,000 on a note payable related to the acquisition of the Company's merger shell in August, 2004. (See Note 6.)

Also during the three months ended June 30, 2005, the Company issued 560,000 shares of common stock to an officer of the Company pursuant to the terms of an asset acquisition which had been completed during the year ended March 31, 2005 (see Note 7).

Also during the three months ended June 30, 2005, the Company made principal payments in the amount of $35,600 on a note payable to a Company officer. Principal in the amount of $44,700 remains outstanding under this note at June 30, 2005. (See Note 6.)

Also during the three months ended June 30, 2005, the Company received a loan in the amount of $25,000 from a Company director. (See Note 6.)

NOTE 3 - BLAZEN ACQUISITION

On May 20, 2005, the Company completed the acquisition of certain assets of Blazen LP, also known as Blazen Wireless ("Blazen"). Pursuant to the terms of the Blazen acquisition, the Company received computers, equipment, components and servers from Blazen in exchange for 50,000 shares of the Company's common stock with a fair value of $25,000.

The following is the summary of assets acquired and liabilities assumed and consideration paid relating to the transaction:

    Assets acquired:  Equipment  $  25,000
    Liabilities assumed                 --
    Common shares issued           (25,000)

                            NEXTPHASE WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 4 - EQUIPMENT LEASE

On May 4, 2005, the Company entered into a master lease agreement (the "Master Lease") whereby the Company may lease certain equipment for a three-year lease term. Under the terms of the Master Lease, equipment will be leased under individual lease schedules, each individual schedule incorporating the terms of the Master Lease and constituting a separate instrument of lease. At June 30, 2005, there had been no equipment leased under the Master Lease or under individual lease schedules.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment is as follows at June 30, 2005:

Telecommunications equipment     $ 146,630
Computer equipment                  40,713
                                 ---------
Total equipment                    187,343
Less: accumulated depreciation     (28,877)
                                 ---------
Net property and equipment       $ 158,466
                                 =========

NOTE 6 - NOTES PAYABLE

Notes payable balance at June 30, 2005 was as follows:

   Convertible  note  payable  due  June 1,  2006,
   interest  at 10%  payable quarterly in common
   stock of the Company.  Principal  payable monthly
   over twelve months  beginning July 1, 2005.
   Convertible into Common Stock at a rate of
   $1.00 per share.                                         $ 25,000

   Less:  debt discount  relating to beneficial
   conversion  feature,  net of accumulated
   amortization of $1,667                                    (18,333)
                                                            --------
   Convertible note payable, net                               6,667
                                                            --------
   Note payable to Company's officer for equipment
   purchased, the note is payable in twelve monthly
   installments, ten installments of $8,900 and two
   installments of $9,000. The note is secured by
   the assets purchased. During the three months
   ended June 30, 2005, the Company made principal
   payments of $35,600                                        44,700
                                                            --------
   Total notes payable                                        51,367

   Less: current portion                                     (51,367)
                                                            --------
   Notes payable: long-term                                 $     --
                                                            ========

During the three months ended June 30, 2005, the Company made principal payments of $100,000 on a note payable, relating to the acquisition of the Company's merger shell, satisfying this note in full.

Also during the three months ended June 30, 2005, the Company made principal payments of $35,600 on a note payable to a Company officer. The outstanding principal balance on this note at June 30, 2005 was $44,700.

Also during the three months ended June 30, 2005, the Company received a loan from a Director in the amount of $25,000. This loan is convertible at any time into common stock of the Company at the rate of $1.00 per share. The Company computed the value of the beneficial conversion feature of this note to be $20,000, and charged that amount to discount on notes payable. This amount is being amortized to interest expense over the life of the note, or one year.

                            NEXTPHASE WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 7 - STOCK TRANSACTIONS

The Company has authorized 20,000,000 shares of Preferred Stock, with a par value of $.001 per share. As of June 30, 2005, the Company has no Preferred Stock issued and outstanding. The Company has authorized 200,000,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2005, the Company has 21,706,724 shares of common stock issued and outstanding.

During the three months ended June 30, 2005, the Company sold 690,000 shares of common stock at $0.50 per share for cash proceeds of $345,000.

Also during the three months ended June 30, 2005, the Company issued 560,000 shares of common stock which had previously been subscribed at $0.25 per share for cash proceeds of $140,000. The Company also issued 560,000 shares of common stock which had been previously subscribed at $0.25 per share in an acquisition of operating assets.

Also during the three months ended June 30, 2005, the Company received a subscription for 50,000 shares of common stock valued at $25,000 in return for certain operating assets of Blazen Wireless. See Note 3.

Also during the three months ended June 30, 2005, the Company received a subscription for 70,000 shares of common stock for $35,000 cash.

NOTE 8  -  GOING  CONCERN  MATTERS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company's audited financial statements for the year ended March 31, 2005 as filed on Form 10-KSB, the Company has an accumulated deficit of $4,547,963. The Company also has a limited operating history. These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The Company may require additional financing in order to successfully implement its business plan. There can be no assurance the Company will be successful in obtaining these funds on terms favorable to the Company, if at all.

If operations and cash flows continue to improve, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its services and additional equity investment in the Company. The accompanying condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 9 - SUBSEQUENT EVENTS

In July 2005, the Company sold 150,000 shares of common stock for proceeds of $75,000.

Also in July 2005, the Company issued 13,200 shares of common stock as a finders fee in connection with the sale of 444,000 shares of the Company's common stock.

On July 20, 2005, the Company issued warrants to purchase 100,000 shares of the Company's common stock at $1.95 per share.

On July 21, 2005, the Company entered into a lease under the Master Lease agreement (See Note 4).

In August 2005, the Company issued 70,000 shares of common stock which were sold for $35,000 cash in June 2005.

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

Critical Accounting Policy and Estimates
----------------------------------------

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

Background
----------

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

Business Overview
-----------------

NextPhase Wireless, Inc. is a connectivity company that specializes in delivering integrated Internet, voice and data communications solutions to its customers. We design, deploy and operate our own wireless networks and also provide wireless technology solutions to businesses and municipalities.

NextPhase has been operating in this business since August 3, 2004 when we acquired our subsidiary NextPhase Technologies, Inc. in a share exchange transaction which is described below under the heading "Corporate History". Accordingly, the company has limited operating history upon which prospects and future performance can be evaluated. Before August 3, 2004 we had no revenues while expenses were incurred in the development of the business. Since operations began in August 2004, the company has generated insignificant revenues while incurring relatively substantial expenses to develop the business.

NextPhase is developing an integrated portfolio of connectivity products and services which include:

     o Proprietary wireless products that management believes will satisfy current unmet needs in the marketplace, such as WiFi multibeam antennas designed to facilitate cost-effective NextZoneTM deployments.

     o    Bundling  multiple  technologies,  such as Broadband  Wireless  Access
          (BWA), Voice over Internet Protocol (VoIP) and WiFi, along with a high service component that target vertical markets such as public safety, transport and homeland security.

     o Designing, deploying, operating and supporting wireless networking solutions.

     o    Operating as a wireless  internet  service provider of tiered wireless
          Internet   interconnectivity  services  to  business  and  residential subscribers.

NextPhase plans to exploit the broadband wireless and integration markets, by:

     o Developing and deploying our portfolio of interconnectivity products and services.

     o    Continuing  to  develop  our   management   team  with   best-in-class
          experienced executives and professionals.

     o    Seeking  strategic  alliances,   relationships,  and  acquisitions  to
          augment the growth of our interconnectivity products and services operations.

     o Growing our market share and extending our wireless footprint through selective acquisitions and franchise and licensing programs.

Results of Operations
---------------------

Revenue for the quarter ended June 30, 2005 was $147,324, as compared to $0 for the quarter ended June 30, 2004. The increase of $147,324 in revenue was due to the commencement of commercial operations following the reverse acquisition of Next Phase Technologies, Inc. ("NTI") on August 3, 2004. The Company's first revenue-generating products and services entered the market during the third fiscal quarter ended December 31, 2004.

Gross profit increased by $108,398 for the quarter ended June 30, 2005 from $0 for the quarter ended June 30, 2004. The increase in gross profit is due to commencement of commercial operations and the generation of initial revenue by the company starting in the third fiscal quarter of 2004.

Total selling, general and administrative expenses for the quarter ended June 30, 2005 were $347,194 , as compared to $9,334 for the quarter ended June 30, 2004. The increase of $337,860 in selling, general and administrative expenses was due primarily to the increased average monthly amount of selling, general and administrative expenses incurred as the Company developed and implemented its business plan. Overall, selling, general and administrative expenses were primarily made up of wages and salaries, office expenses, fees and costs incurred for legal and accounting services, and other administrative costs.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2005, the Company had a cash balance of $16, 245. The company's total accumulated deficit was $4,547,963 at June 30, 2005. At June 30, 2005, the company's total current liabilities were $258,679, which represents accounts payable, notes payable, deferred revenue and advances by a shareholder.

The notes payable are as follows:

     o On November 19, 2004 the Company purchased equipment for a purchase price of $247,000. Of this amount, $107,000 was paid through the issuance of a promissory note. The note is payable in twelve monthly installments, ten installments of $8,900 and two installments of $9,000. The note is secured by the assets purchased. At June 30, 2005, $44,700 of this note remains outstanding.

     o On June 1, 2005, the Company received a loan in the amount of $25,000 from a director. The note is payable in monthly installments of $2,083 beginning July 1, 2005. At June 30, 2005, $25,000 of this note remains outstanding. This note is convertible into common stock of the Company at a price of $1.00 per share. The Company calculated the beneficial conversion feature of this note to have a fair value of $20,000. This amount is considered a discount to the note, and is being amortized monthly over the life of the note.

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

By adjusting its operations and development to the level of capitalization , management believes it has sufficient capital resources to meet projected cash flow deficits through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

The independent auditors report on our March 31, 2005 and 2004 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

Off-Balance Sheet Arrangements
------------------------------

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures need improvement to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Changes in Internal Control over Financial Reporting
----------------------------------------------------

As required by Rule 13a-15(d) of the Exchange Act, the Company's Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal controls over financial reporting to determine whether any changes occurred during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the preparation of the Company's financial statements as of and for the period ended June 30, 2005, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control, to the extent possible given limitations in financial and manpower resources, also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Lack of Adequate Accounting Staff
---------------------------------

Due to limitations in financial and management resources, the Company does not have adequate accounting staff. As a result, the Company plans to take steps to address its understaffed Finance and Accounting team to correct this material weakness. In that regard, the company engaged an independent contractor, who is a CPA with extensive CFO-level management and SEC reporting experience in public companies, on July 27, 2005. The Company feel's this addition to the Company's Finance and Accounting team will improve the quality of future period financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS.

Michael Jones, identified in the complaint as a director and a stockholder of NextPhase, filed a complaint against NextPhase Technologies, Inc., one of our wholly-owned subsidiaries, and Stephen Young, the Chairman of the Board, a director and a stockholder of the company, in the Superior Court of California, Orange County, on March 22, 2005. On July 20, 2005, prior to any of the defendants having answered the original complaint, a first amended complaint was served on the company, which added Sean Rawlins, identified in the first amended complaint as a stockholder of NextPhase, as a co-plaintiff, and added the company and Viper Networks, Inc., a stockholder of the company, as co-defendants. The first amended complaint alleges that NextPhase Technologies, Inc. terminated Mr. Jones' employment without good cause, failed to pay him salary and car allowance, failed to reimburse him for expenses, failed to approve incentive bonuses and failed to issue employee stock options, in breach of an employment agreement, and NextPhase Technologies, Inc. and the company failed to return to Mr. Jones certain property allegedly owned by him. The complaint further alleges that Mr. Young fraudulently induced Mr. Jones to perform services for the benefit of NextPhase Technologies, Inc. and the
company.   The  complaint   further   alleges  that  the  company  is  NextPhase
Technologies, Inc.'s successor-in-interest with respect to an employment agreement between Mr. Jones and NextPhase Technologies, Inc. The first amended complaint makes similar allegations against the company on behalf of Mr. Rawlins, other than the failure to return property. The first amended complaint also alleges claims by Mr. Rawlins against Viper Networks, Inc. The first amended complaint indicates that Mr. Jones and Mr. Rawlins will seek an undetermined amount of damages. NextPhase and Mr. Young intend to vigorously defend this matter.

Additionally, NextPhase disputes the validity of each of Messrs. Jones' and Rawlins' ownership of 2,000,000 shares of company common stock respectively.

Due to the uncertainties inherent in litigation, we cannot predict the outcome of this action.

The company reported an arbitration proceeding between the company and CJM Group, Inc. in its Annual Report on Form 10-KSB for the year ended March 31, 2005.

The company is subject to legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From April 1, 2005 to June 30, 2005 the Company offered and sold for cash an aggregate of 690,000_ shares of the company's common stock at a price per share of $0.50 for a total amount of $345,000 as set forth below, in a private placement.

The net proceeds from this offering were used for working capital, general and administrative expenses, legal and accounting fees, the acquisition of NTI, the purchase of assets from Buchanan ITS LLC, and the build-out and scale-up of our Anaheim corporate offices and data facility.

     Holder               Date          # shares     Total price   Consideration
--------------------------------------------------------------------------------
Robert Albert           04/11/05          20,000      $ 10,000         Cash
James Cummings          04/11/05          50,000        25,000         Cash
Nettie McWhorter        04/14/05          10,000         5,000         Cash
Gerald Hackelton        04/18/05          20,000        10,000         Cash
Gary Goodemote          04/20/05          20,000        10,000         Cash
Patricia McDonald       04/25/05          10,000         5,000         Cash
Robert Albert           04/26/05          10,000         5,000         Cash
Fred Tolmasoff          04/26/05          20,000        10,000         Cash
Wayne Hackelton         04/26/05          10,000         5,000         Cash
John Nelson             04/28/05          10,000         5,000         Cash
Michael Houston         04/28/05          20,000        10,000         Cash
PaulGibson              04/28/05          24,000        12,000         Cash
Robert Ford / Digitis   04/29/05         200,000       100,000         Cash
Frank Walsh             05/13/05          10,000         5,000         Cash
Tim Devusser            05/13/05          10,000         5,000         Cash
Gwendolyn Erskine       05/13/05          10,000         5,000         Cash
Richard Huffman         05/18/05          20,000        10,000         Cash
Nicole Piot             05/18/05          20,000        10,000         Cash
Robin Kasten            05/26/05         150,000        75,000         Cash
Paul Gibson             06/02/05          46,000        23,000         Cash
--------------------------------------------------------------------------------
Total                                    690,000      $345,000
                                         =======      ========

During the three months ended June 30, 2005, the Company also sold 70,000 shares of common stock in the private placement which had not been issued at June 30, 2005. These shares were issued in July 2005. These transactions are as follows:

   Holder                 Date         # Shares      Total Price   Consideration
--------------------------------------------------------------------------------
Robert Schenone         04/13/05        20,000        $ 10,000         Cash
Gerald Hackelton        05/04/05        30,000          15,000         Cash
Richard Butler          06/30/05        20,000          10,000         Cash
--------------------------------------------------------------------------------
Total                                   70,000         $35,000
                                        ======         =======

During the three months ended June 30, 2005, the Company also issued 690,000 shares of common stock for which the Company had received consideration in a prior period:

   Holder                 Date         # Shares      Total Price   Consideration
--------------------------------------------------------------------------------
Michael Buchanan         05/23/05      560,000        $140,000      Equipment
Lynbrook Partners, LLC   06/10/05      350,000          87,500      Finder's Fee
Vasula Samarasinghe      04/01/05       12,000           3,000      Finder's Fee
Michael Irwin            04/01/05      138,000          34,500      Cash
Timothy Roberts          04/01/05       60,000          15,000      Cash
--------------------------------------------------------------------------------
Total                                1,120,000        $280,000
                                     =========        ========

All of the sales described above were made

     o directly by us to persons with whom management had direct contact and personal relationships, and

     o    to persons who were introduced to us by members of our management.

All of the shares described above were offered and sold under the exemption from registration provided by Section 4(2) of the Securities Act of 1933.


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS

3.1   Articles of Incorporation1

3.2 Certificate of Amendment to Articles of Incorporation, as filed on May 15, 2000 (2)

3.3 Certificate of Amendment to Articles of Incorporation, as filed on March 13, 2001 (1)

3.4 Certificate of Amendment to Articles of Incorporation, as filed on May 5, 2003(1)

3.5 Certificate of Amendment to Articles of Incorporation as filed on January 21, 2005 (2)

3.6   Amended and Restated By-Laws (3)

10.1 Master Lease Agreement dated May 4, 2005 between Agility Lease Fund and NextPhase (4)

31 Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32 Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

----------
(1) Incorporated herein by reference to the exhibits in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2003.

(2) Incorporated herein by reference to the exhibit in the Company's Current Report on Form 8-K for an event dated January 21, 2005.

(3) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2004.

(4) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2005.

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

                                 Date: August 22, 2005