Form 10QSB
period 2005-09-30
NEXTPHASE WIRELESS, INC.
filed 2005-11-14
CIK 1003933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the Quarterly Period Ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ---     ---

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: There are 22,479,924 shares of common stock issued and outstanding as of October 17, 2005.

Transitional  Small Business Disclosure Format (check one) Yes     No  X
                                                              ---     ---

                            NEXTPHASE WIRELESS, INC.


                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2005



                                TABLE OF CONTENTS
                                                                     Page no.
                                                                     -------



PART I - FINANCIAL INFORMATION........................................F-1



    Item 1.  Financial Statements.....................................F-1



    Item 2.  Management's Discussion and Analysis or Plan
             of Operation...............................................3



    Item 3.  Controls and Procedures....................................7



PART II - OTHER INFORMATION.............................................9



    Item 1.  Legal Proceedings.........................................11



    Item 2.  Unregistered Sales of Equity Securities and
             Use of Proceeds...........................................11



    Item 3.  Defaults Upon Senior Securities...........................11



    Item 4.  Submission of Matters to a Vote of Security Holders.......11



    Item 5.  Other Information.........................................11



    Item 6.  Exhibits..................................................12

SIGNATURES.............................................................13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                            NextPhase Wireless, Inc.
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                                                  Sept 30,
                                                                    2005
                                                                -----------
ASSETS
Current assets

    Cash and cash equivalents                                     $ 500,803
    Accounts receivable, net of allowance of $0                      41,183


      Total current assets                                          541,986

    Property and equipment, net of accumulated
      depreciation of $ 43,114 (Note 8)                             140,749
    Deposits (Note 6)                                                 3,376
                                                                -----------

Total assets                                                      $ 686,111
                                                                ===========

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

   Accounts payable and accrued liabilities (Note 9)              $ 248,626
   Notes payable (Note 13)                                           21,335
   Advances payable - stockholders (Note 10)                          8,602
   Deferred revenue (Note 11)                                         6,570
                                                                -----------

      Total current liabilities                                     285,133

   Advances payable (Note 12)                                       800,000
                                                                -----------

Total liabilities                                                 1,085,133

Commitments and contingencies

(Deficiency in) stockholder's equity Preferred stock,
      0.001 par value: 20,000,000 shares authorized,
      no shares issued and outstanding                                   --
   Common stock, $0.001 par value; 200,000,000
      shares authorized; 22,479,924 shares issued
      and outstanding at September 30, 2005                          22,480
   Additional paid-in capital                                     4,820,818
   Common stock subscribed                                           25,000
   Deferred Compensation                                           (100,000)
   Accumulated deficit                                           (5,167,320)
                                                                -----------
      Total (deficiency in) stockholder's equity                   (399,022)

                                                                -----------
Total liabilities and (deficiency in) stockholders' equity        $ 686,111
                                                                ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            NextPhase Wireless, Inc.
                Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                 For the Three    For the Three    For the Six     For the Six
                                                  Months Ended    Months Ended    Months Ended    Months Ended
                                                    Sept 30          Sept 30         Sept 30        Sept 30
                                                      2005            2004             2005           2004
                                                  ------------    ------------    ------------    ------------
                                                                                   (Restated)
                                                                                    (Note 2)
Revenues                                          $     95,476    $       --      $    242,800    $       --

   Cost of goods sold                                   80,375            --           233,989            --
                                                  ------------    ------------    ------------    ------------

Gross profit                                            15,101            --             8,811            --

Operating expenses:
   Selling, general and administrative expenses        495,832       1,610,034         843,026       3,638,881
   Depreciation expense                                 14,815            --            28,664            --
                                                  ------------    ------------    ------------    ------------

      Total operating expenses                         510,647       1,610,034         871,690       3,638,881

Operating loss                                        (495,546)     (1,610,034)       (862,879)     (3,638,881)

Other expense:
   Interest (income) expense                            11,243             500          13,701             722
   Other (income) expense                               (2,120)            --           (2,120)             --
                                                  ------------    ------------    ------------    ------------

      Total other expense                                9,123             500          11,581             722

  Loss before income taxes                            (504,669)     (1,610,534)       (874,460)     (3,639,603)

   Provision for income taxes                             --              --              --              --

                                                  ------------    ------------    ------------    ------------
Net loss                                          $   (504,669)   $ (1,610,534)   $   (874,460)   $ (3,639,603)
                                                  ============    ============    ============    ============

Net loss per share - basic and diluted            $      (0.02)   $      (0.11)   $      (0.04)   $      (0.36)
                                                  ============    ============    ============    ============

Weighted average shares outstanding -
   basic and diluted                                21,927,581      14,850,337      21,179,166      10,186,814
                                                  ============    ============    ============    ============


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 NextPhase Wireless, Inc.
     Condensed Consolidated Statements of Cash Flows
                       (Unaudited)

                                                                     For the Six
                                                                    Months Ended
                                                                      Sept 30,
                                                               2005            2004
                                                           -------------   -------------


Cash flows from operating activities:
   Net loss                                                $   (874,460)   $  (3,639,603)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
  Non-cash compensation                                          33,160        2,883,750
  Acquisition costs paid through note                                --          510,000
  Amortization of deferred compensation                          50,000               --
   Amortization of discount on note payable                       6,667               --
   Depreciation and amortization                                 28,664               --
  Changes in operating assets and liabilities:
        Accounts receivable                                     (23,606)              --
        Accounts payable and accrued expenses                   146,325          101,631
        Advance payable                                          (3,604)              --
        Deferred revenue                                          2,445               --
                                                           -------------   -------------

   Net cash used in operating activities                       (634,409)        (144,222)

Cash flows from investing activities:
   Acquisition of property and equipment, net of returns        (11,728)          (6,980)
                                                           -------------   -------------

   Net cash used in investing activities                        (11,728)          (6,980)

Cash flows from financing activities:
   Proceeds from advances payable                               800,000               --
   Proceeds from notes payable                                   25,000               --
   Principal payments on notes payable and demand loans        (170,632)        (160,000)
   Shares of stock sold for cash                                410,000          370,250
   Costs of sale of common stock                                     --          (15,033)
   Common stock subscribed                                       35,000               --
   Increase in deposits                                          (3,376)              --
   Advance payable - stockholder                                     --           24,500
   Payments of advance payable - stockholder                         --           (7,500)
                                                           -------------   -------------

   Net cash provided by financing activities                  1,095,992          212,217

Net increase in cash and cash equivalents                       449,855           61,015

Cash and cash equivalents at beginning of period                 50,948               --

                                                           -------------   -------------
Cash and cash equivalents at end of period                    $ 500,803    $      61,015
                                                           =============   =============


  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            NextPhase Wireless, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Unaudited)(Continued)




Supplemental disclosure of cash flow information:



                 Cash paid during the period for:


                                        Interest           $          --   $         722
                                                           =============   =============

                                        Taxes              $          --   $          --
                                                           =============   =============

Common stock issued, previously subscribed                 $     245,000   $          --
                                                           =============   =============

Common stock issued for acquisition of Blazen              $      25,000   $          --
                                                           =============   =============

Beneficial conversion feature of convertible note payable  $      20,000   $          --
                                                           =============   =============

Amortization of discount on note payable associated
   with beneficial conversion feature                      $       6,667   $          --
                                                           =============   =============

Stock issued to consultants                                $      33,160   $          --
                                                           =============   =============

Amortization of deferred compensation                      $      50,000   $          --
                                                           =============   =============



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            NEXTPHASE WIRELESS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

NOTE  1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     o By their very nature, the markets targeted by our Professional Services division (e.g. municipalities, public safety, transport, homeland security, enterprises, large-scale systems integrators etc.)have complex value chains and extended sales cycles. Typically, projects consist of multiple phases, with the early phases requiring extensive non-billable activity such as customer relationship activity and pre-sales support, especially when considered relative to the resultant revenue from those phases. As the customer relationships develop and deepen, the revenues derived from successive phases (e.g. as we build and deploy networks that we've previously designed, or we operate and maintain networks that we've previously deployed) often increases. Depending on the type of project, many of the activities that provide support to our customers are understood to be value-adding and as such, become billable.

Interim Financial Information
-----------------------------

The accompanying  unaudited interim  financial  statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in form 10-KSB for the year ended March 31, 2005. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months ended September 30, 2005 are not necessarily indicative ofresults of operations to be expected for the full year.

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

The financial statements presented include only the accounts of NTI, from its inception (September 14, 2000) through December 31, 2004 and of NextPhase from August 3, 2004 through September 30, 2005.

Revenue Recognition
-------------------

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

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. While the Company now has an established source of revenue, it has experienced net operating losses of $5,167,320 since inception.

The Company has working capital of $ 256,853 at September 30, 2005. These actors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Disclosures about Fair Value of Financial Instruments
-----------------------------------------------------

The carrying amounts of the Company's financial instruments, which include accounts receivable and accounts payable, approximate fair value at September 30, 2005.

Stock  Based  Compensation
--------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended September 30, 2003 and the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at September 30, 2005 and 2004.

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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:
                                                           For the three
                                                     months ended September 30,
                                                        2005         2004
                                                    -----------   -----------
Net loss - as reported                              $  (504,669)  $(1,610,534)
Add:     Total stock based employee
         compensation expense
         as reported under intrinsic value
         method (APB No. 25)                                 --            --

Deduct:  Total stock based employee compensation
         expense as reported under fair value
         based method (SFAS No. 123)                         --            --
                                                    -----------   -----------
Net loss - Pro forma                                $  (504,669)  $(1,610,534)

Net loss attributable to common
  shareholders - Pro forma                          $  (504,669)  $(1,610,534)

Basic and diluted loss per share - as reported      $     (0.02)  $     (0.11)
                                                    ===========   ===========

Basic and diluted loss per share - Pro forma        $     (0.02)  $     (0.11)
                                                    ===========   ===========

Earnings (Loss) per Common Share
--------------------------------

SFAS No. 128, "Earnings Per Share" requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. There were no potentially dilutive shares outstanding at September 30, 2005 or 2004.

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

Comprehensive Income
--------------------

The Company has no items of other comprehensive income (loss) for the periods ended September 30, 2005 and 2004.

New Accounting Pronouncements
-----------------------------

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

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principles be limited to the direct effects of the change. Indirect effects of a change in accounting principles, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is Eff ective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE  2 - CHANGE IN PRIOR PERIOD

In October 2005, the Company discovered an error in its previously filed results for the three months ended June 30,2005. Cost of sales in the amount of $114,688 had been omitted From the statement of operations for the three months ended June 30, 2005. The cost of sales for the six months ended September 30, 2005 includes these previously omitted costs.

The net effect of this adjustment is as follows:

                                  As originally
                                     stated                           Restated
                                    3 months       Adjustment        3 months
                                     ended        for cost of          ended
                                  June 30, 2005    goods sold      June 30, 2005
                                  --------------  -------------    -------------

Cost of goods sold                  $  38,926       $ 114,688        $ 153,614

Accounts payable and
  accrued liabilities                 187,069         114,688          301,757

Net loss                             (255,103)       (114,688)        (369,791)

Net loss per common share,
  Basic and diluted                 $   (0.01)      $   (0.01)       $   (0.02)


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


NOTE  4 - RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2005, the Company made principal payments in the amount of $26,700 on a note payable to a Company officer. Principal in the amount of $18,000 remains outstanding under this note at September 30, 2005. (See Note 13.)

Also during the three months ended September 30, 2005, the Company made principal payments in the amount of $8,332 on a note payable to a Company officer. Principal in the the amount of $16,668 remains outstanding under this note at September 30, 2005 (See Note 13.)


NOTE  5 - ACCOUNTS RECEIVABLE

In May and June 2005, the Company entered into an agreement with the City of Anaheim whereby the Company would install certain communications facilities. The Company structured the transaction so that the City of Anaheim would pay one of the Company's suppliers directly for the materials used in the project. The cost of these materials was $114,688, which is included in the Company's cost of sales for the six months ended September 30, 2005. During the three months ended September 30, 2005, the amount of $125,331 was paid by the City of Anaheim to the Company's Supplier, and the supplier remitted to the Company the amount of $1,400 as the Company's Portion of the profit on this transaction.

NOTE 6 - DEPOSITS

Deposits consist of $3,376 pursuant to an equipment lease (See Note 7).

NOTE 7 - EQUIPMENT LEASE

On May 4, 2005, the Company entered into a master lease agreement (the "Master Lease") whereby the Company may lease certain equipment for a three-year lease term. Under the terms of the Master Lease, equipment will be leased under individual lease schedules, each individual schedule incorporating the terms of the Master Lease and constituting a separate instrument of lease.

During the three months ended September 30, 2005, the Company leased certain equipment under the Master Lease. This lease is considered an operating lease, and monthly payments in the amount of $3,247 are charged to operations. This lease has a term of 36 months.

Total amounts due under noncancellable lease payments are as follows:

                               twelve months ending

                     03/31/06   03/31/07   03/31/08  03/31/09
                     --------   --------   --------  -------
                     $25,976     $38,964    $38,964   12,988


NOTE  8 - PROPERTY AND EQUIPMENT

Property and equipment is as follows at September 30, 2005:

Telecommunications equipment                   $ 136,230
Computer equipment                                41,523
Communications Towers (under construction)         6,110
                                               ---------
Total equipment                                  183,863
Less: accumulated depreciation                   (43,114)
                                               ---------
Net property and equipment                     $ 140,749
                                               =========

NOTE  9 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued expenses consisted of the following at September 30, 2005:

Accounts payable and accrued liabilities       $ 223,241
Payroll and related                               16,722
Accrued interest                                   6,451
Sales taxes                                        2,212
                                               ---------
                                               $ 248,626
                                               =========

NOTE  10 - ADVANCES PAYABLE - STOCKHOLDER

The Company has been advanced the net amount of $8,602 by a stockholder. During the three months ended September 30, 2005, the Company reduced this amount by cash payments of $3,604.

NOTE  11 - DEFERRED REVENUE

Deferred revenue consists of prepayments the Company has received for its services. During the three months ended September 30, 2005, the Company recognized the amount of $1,467 of deferred revenue as income.

NOTE  12 - CASH ADVANCES PAYABLE

During the three months ended September 30, 2005, the Company received cash advances from an investor in the aggregate of $800,000. These cash advances accrued interest at the rate of 9% per annum, which amounted to $5,696 during the three months ended September 30, 2005. In October 2005, the Company negotiated a note payable agreement (the "October Note") with this investor which replaced the cash advances. The note payable is due in 24 months, and is convertible into shares of the Company's common stock at the rate of $0.33 per share. The October Note bears interest at the rate of 9% per annum, payable on a quarterly basis in shares of common stock of the Company. Because these advances were converted to a long-term liability in October 2005, the Company has classified these advances as a long-term liability on its balance sheet as of September 30, 2005.

NOTE  13 - NOTES PAYABLE

Notes payable balance at September 30, 2005 was as follows:

   Convertible note payable due June 1, 2006, interest at 10% payable quarterly in common stock of the Company. Principal payable monthly over twelve months beginning July 1, 2005. Convertible into Common Stock at a rate of $1.00
   per share.                                               $ 16,668

   Less:  debt discount  relating to beneficial
   conversion  feature,  net of accumulated
   amortization of $6,667                                    (13,333)
                                                            --------
   Convertible note payable, net                               3,335
                                                            --------

   Note payable to Company's officer for equipment purchased, the note is payable in twelve monthly installments, ten installments of $8,900 and two installments of $9,000. The note is secured by the assets purchased. During the three months ended September 30, 2005, the Company made
   principal payments of $26,700                              18,000
                                                            --------
   Total notes payable                                        21,335

   Less: current portion                                     (21,335)
                                                            --------
   Notes payable: long-term                                 $     --
                                                            ========


During the three months ended September 30, 2005, the Company made principal payments of $26,700 on a note payable to a Company officer. The outstanding principal balance on this note at September 30, 2005 was $18,000.

Also during the three months ended September 30, 2005, the Company made principal payments of $8,332 on a note convertible payable to a Company officer. The outstanding principal balance on this note at September 30, 2005 was $16,668. This note was discounted in the amount of $20,000 a beneficial conversion feature. During the three months ended September 30, 2005, $5,000 of this discount was amortized to interest, and at September 30, 2005 the remaining discount is $13,333.


NOTE  14 - STOCK TRANSACTIONS

The Company has authorized 20,000,000 shares of Preferred Stock, with a par value of $.001 per share. As of September 30, 2005, the Company has no Preferred Stock issued and outstanding. The Company has authorized 200,000,000 shares of common stock, with a par value of $.001 per share. As of September 30, 2005, the Company has 22,479,924 shares of common stock issued and outstanding.

During the three months ended September 30, 2005, the Company sold 130,000 shares of common stock at $0.50 per share for cash proceeds of $65,000.

Also during the three months ended September 30, 2005, the Company issued 70,000 shares of common stock which had previously been subscribed at $0.50 per share for cash proceeds of $35,000.

Also during the three months ended September 30, 2005, the Company issued 73,200 shares of common stock valued at $33,160 as finders fees. The Company charged The amount of $33,160 to operations during the three months ended September 30, 2005.

Also during the three months ended September 30, 2005, issued 500,000 shares of Common stock valued at $150,000 for investor relations services to be performed over a six month period. The Company charged the amount of $100,000 to deferred compensation, and charged the balance of $50,000 to operations during the three months ended September 30, 2005.

NOTE 15 - CONTINGENCIES

CJM Arbitration Against NextPhase
---------------------------------

         As discussed in the company's Annual Report on Form 10-KSB for the year ended March 31, 2005, on June 17th, 2005, CJM, then a 16.7% stockholder of NextPhase, commenced an arbitration proceeding against NextPhase under the American Arbitration Association Commercial Arbitration Rules, in Suffolk County, New York, claiming that NextPhase breached a consulting agreement with CJM.

         The Company and other plaintiffs have claims against CJM and other parties which arose prior to the filing of the arbitration proceedings. Based on these pre-existing claims, the Company and other plaintiffs filed a lawsuit in the United States District Court for the Eastern District of New York, which is described below under the heading "NextPhase, Ford, Young, Wray v. S. Cantor, Bermingham, Steo and CJM Group" (the "District Court Action"). The Company believes that CJM filed the arbitration in an effort to pre-empt the company taking the intitial action with respect to the disputes.

         NextPhase filed an Answer to CJM's Demand for Arbitration denying all of the allegations. On September 15, 2005 and October 11, 2005 respectively, CJM filed an Amended Demand for Arbitration and a Second Amended Demand for Arbitration. In the Amended Demands, CJM withdrew its breach of contract claim and substituted new claims in which CJM seeks money damages and declaratory relief interpreting the federal securities laws based on alleged tortious acts by NextPhase with respect to shares of the Company's common stock held by CJM. The Company advised both CJM and the American Arbitration Association that is has not agreed to participate in the arbitration of CJM's tort claims as those claims are outside the scope of the parties limited agreement to arbitrate under the Consulting Agreement. The American Arbitration Association has so far indicated that it intends to appoint an arbitrator and continue to administer the arbitration.

         On October 31, 2005 the Company moved in the District Court Action to stay the arbitration based on the fact that the Second Amended Demand for Arbitration arose out of the same series of transactions which are the subject of the District Court Action. The court has not set a hearing date for this motion.

Bermingham v. NextPhase, Ford and Young; A. Cantor v. NextPhase, Ford and
-------------------------------------------------------------------------
Young

         On October 4, 2005, Cindy Bermingham, who is the aunt of Corey Morrison, commenced an action against the Company and Robert Ford, the Company's Chief Executive Officer, Director and a stockholder, and Stephen Young, the Company's Chairman of the Board of Directors and a stockholder, in the Superior Court of the State of California, Orange County. The complaint alleges certain improper activities in connection with Ms. Bermingham's attempted sales of shares of the Company's common stock that she had allegedly received from CJM as a gift. Her contentions include, among other things,

o         the  defendants  engaged  in  activities  which  interfered  with  Ms.
          Bermingham's economic relationships with certain broker-dealers,

o NextPhase breached its fiduciary duty to her and wrongfully caused restrictive legends to be placed on NextPhase shares that she owned, and

o shares that were transferred to her by an affiliate of the company as a gift are not subject to any restrictions or free marketability.

         Ms. Bermingham is seeking compensatory and punitive damages in amounts to be determined at trial and declaratory judgment with respect to her ownership and saleability of her NextPhase shares.

         Contemporaneously, Annette Cantor, who is the grandmother of Corey Morrison, brought a similar action against the Company, Robert Ford and Stephen Young in the Superior Court of the State of California, Orange County. The complaint contains similar allegations as those made in the Bermingham action.

         These two actions, like the CJM arbitration, also arose in the context of broader claims of the Company against Mr. Cantor, Mr. Morrison, CJM, Ms. Cantor, Ms. Bermingham, and Mr. Steo, which are described in the District Court Action below. The Company believes that the plaintiffs filed these two actions in an effort to pre-empt the company taking the first action with respect to the disputes. On November 2, 2005 the Company removed both actions to the United States District Court for the Central District of California, located in Orange County, California.

         NextPhase, and to NextPhase's knowledge, the other defendants, intend to vigorously contest the plaintiffs claims in each of the actions. NextPhase, Messrs. Ford and Young as well as other plaintiffs are pursuing claims against Ms. Bermingham and Ms. Cantor, as well as other defendants, some of which arise out of the same set of facts underlying this action, as described in the District Court Action below.

         NextPhase, Ford, Young and Wray v. S. Cantor, Morrison, A. Cantor,
       ------------------------------------------------------------------
Bermingham, Steo and CJM
------------------------

         Based on their affirmative claims, on October 28, 2005 NextPhase and Robert Ford, the Chief Executive Officer and Director, Stephen Young, Chairman of the Board and Director and James Wray, President of NextPhase Broadband, Secretary and Director, each of whom is a shareholder of the company, filed an action against Steven Cantor, Corey Morrison, Annette Cantor, Cindy Bermingham, Paul Steo and CJM in the United States District Court, Eastern District of New York. The complaint alleges that in connection with trading or attempted trading in the Company's shares of common stock, contractual and other relationships between certain of the defendants and certain of the plaintiffs, and relationships between the Company and third parties, the defendants engaged in activities and schemes that amounted to:

o         insider trading,

o         manipulation of security prices,

o tortious interference with relationships between NextPhase and its investment banker, and other third parties with which NextPhase was pursuing transactions,

o         breach of fiduciary duty,

o         breach of confidentiality agreements,

o fraudulent inducements of certain of the plaintiffs to enter into transactions, and

o securities fraud in connection with the sale of the Company's securities in the open market.

         The Company is seeking declaratory relief that certain shares sold in the open market by one or more of the defendants were sold in violation of SEC Rule 144, as well as monetary damages, which the Company and the other plaintiffs claim are at least $5,400,000 for certain of the causes of action, and punitive damages for certain claims of at least $1,000,000, or other amounts and other relief that the court deems appropriate.

[The Summons and Complaint has been served on the defendants and no answer has been interposed by any of the defendants].

         Jones and Rawlins v. NextPhase, Young and Viper Networks, Inc.
         --------------------------------------------------------------

         The company previously reported an action by Michael Jones and Shawn Rawlins against the Company, Stephen Young and Viper Networks, Inc. in its Quarterly Report on Form 10-QSB for the period ended June 30, 2005. The Company and Mr. Young have served answers in this action denying the allegations, and intend to vigorously defend this matter.

          Due to the uncertainties inherent in litigation, we cannot predict the outcome of any of these actions.

         The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

NOTE 16 - GOING CONCERN MATTERS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company's audited financial statements for the year ended March 31, 2005 as filed on Form 10-KSB, the Company had an accumulated deficit of $4,292,860 at March 31, 2005. The Company also has a limited operating history. These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

NOTE  17 - SUBSEQUENT EVENTS

In October 2005, the Company entered into a converted its $800,000 cash advance from an investor into a convertible note payable (the "October Note"). The note payable is due in 24 months, and is convertible into shares of the Company's common stock at the rate of $0.33 per share. The October Note bears interest at the rate of 9% per annum, payable on a quarterly basis in shares of common stock of the Company.

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

Results of Operations

Three months ended September 30, 2005:

Revenue for the quarter ended September 30, 2005 was $95,476, as compared to $0 for the quarter ended September 30, 2004. The increase of $95,476 in revenue was due to the commencement of commercial operations following the reverse acquisition of Next Phase Technologies, Inc. ("NTI") on August 3, 2004. The Company's first revenue-generating products and services entered the market during the third fiscal quarter ended December 31, 2004.

Cost of good sold was $80,375 for the three months ended September 30, 2005 compared to $0 in the prior period. Gross profit increased by $15,101 for the quarter ended September 30, 2005 from $0 for the quarter ended September 30, 2004. The increase in gross profit is due to commencement of commercial operations and the generation of initial revenue by the company starting in the third fiscal quarter of 2004.

Total selling, general and administrative expenses for the quarter ended Sept 30, 2005 were $495,832, a decrease of approximately 69% compared to compared to $1,610,034 for the quarter ended September 30, 2004. Selling, general and administrative expenses for the three months ended September 30, 2005 consisted primarily of payroll and related costs of $149,020; legal and accounting fees of $143,497; non-cash compensation of $83,160; facilities and related costs of $35,888; travel and entertainment of $27,974; consulting fees of $20,186; office supplies and expenses of $11,191; and public relations and marketing costs of $11,142.

Depreciation expense for the three months ended September 30, 2005 was $14,815 compared To $0 in the prior year. The reason for the increased depreciation expense in an Increase in the Company's capital assets as we begin to scale up our operations.

Interest income (expense), net for the three months ended September 30, 2005 was $11,243, An increase of $10,743 compared to interest expense of $500 for the three months ended September 30, 2004. The increase was due to an increase in the Company's debt, along with the amortization of the discount associated with the beneficial conversion feature of a note payable.

For the reasons above, the Company's net loss for the three months ended September 30, 2005 was $504,699, a decrease of $1,105,835 or 69% compared to a net loss of $1,610,534 For the three months ended September 30, 2004.

Six months ended September 30, 2005:

Revenue for the six months ended September 30, 2005 was $242,800, as compared to $0 for the six months September 30, 2004. The increase of $242,800 in revenue was due to the commencement of commercial operations following the reverse acquisition of NTI on August 3, 2004. The Company's first revenue-generating products and services entered the market during the third fiscal quarter ended December 31, 2004.

Cost of good sold was $233,989 for the six months ended September 30, 2005, compared To $0 for the six months ended September 30, 2004.

In October 2005, the Company discovered an error in its previously filed results for the three months ended June 30,2005. Cost of sales in the amount of $114,688 had been omitted From the statement of operations for the three months ended June 30, 2005. The cost of sales for the six months ended September 30, 2005 include these previously omitted costs.

Gross profit increased by $8,811 for the six months ended September 30, 2005 from $0 for the quarter ended September 30, 2004. The increase in gross profit is due to commencement of commercial operations and the generation of initial revenue by the company starting in the third fiscal quarter of 2004.

Total selling, general and administrative expenses for the six months ended September 30, 2005 were $843,026, a decrease of approximately 77% compared to compared to $3,638,881 for the quarter ended September 30, 2004. The decrease of $2,795,855 in SG&A expenses was due primarily to the increased average monthly amount of selling, general and administrative expenses incurred as the Company developed and implemented its business plan. SG&A expenses for the six months ended September 30, 2005 consisted primarily of payroll and related costs of $302,892; legal and accounting fees of $188,175; non-cash compensation of $83,160; facilities and related costs of $71,039; public relations and marketing costs of $58,796; travel and entertainment of $43,417; office supplies and expense of $25,839; and consulting fees of $20,186.


Depreciation expense for the six months ended September 30, 2005 was $28,664 compared To $0 in the prior year. The reason for the increased depreciation expense in an Increase in the Company's capital assets as we begin to scale up our operations.

Interest income (expense), net for the six months ended September 30, 2005 was $13,701, an increase of $12,979 compared to interest expense of $722 for the six months ended September 30, 2004. The increase was due to an increase in the Company's debt, along with the amortization of the discount associated with the beneficial conversion feature of a note payable.

For the reasons above, the Company's net loss for the six months ended September 30, 2005 was $874,460, a decrease of $2,765,143 or 76% compared to a net loss of $3,639,603 For the six months ended September 30, 2004.


Liquidity and Capital Resources
-------------------------------

As of September 30, 2005, the Company had working capital of $256,853, compared to a working capital deficit of $230,407 at March 31, 2005. Working capital includes cash of $500,803, accounts receivable of $41,183, accounts payable and accrued liabilities of $248,626, notes payable of $21,335, advances payable to a stockholder of $8,602, and deferred revenue of $6,570.

Advances and notes payable are as follows:

     o On November 19, 2004 the Company purchased equipment for a purchase price of $247,000. Of this amount, $107,000 was paid through the issuance of a promissory note. The note is payable in twelve monthly installments, ten installments of $8,900 and two installments of $9,000. The note is secured by the assets purchased. At September 30, 2005, $18,000 of this note remains outstanding.

     o On June 1, 2005, the Company received a loan in the amount of $25,000 from a director. The note is payable in monthly installments of $2,083 beginning July 1, 2005. At September 30, 2005, $8,332 of this note remains outstanding. This note is convertible into common stock of the Company at a price of $1.00 per share. The Company calculated the beneficial conversion feature of this note to have a fair value of $20,000. This amount is considered a discount to the note, and is being amortized monthly over the life of the note. At September 30, 2005, $6,667 of this discount had been amortized to interest expense, and $13,333 remains outstanding.

     o During the three months ended September 30, 2005, the Company received cash advances from an investor in the aggregate of $800,000. These cash advances accrued interest at the rate of 9% per annum, which amounted to $5,696 during the three months ended September 30, 2005. In October 2005, the Company negotiated a note payable agreement (the "October Note") with this investor which replaced the cash advances. The note payable is due in 24 months, and is convertible into shares of the Company's common stock at the rate of $0.33 per share. The October Note bears interest at the rate of 9% per annum, payable on a quarterly basis in shares of common stock of the Company. Because these advances were converted to a long-term liability in October 2005, the Company has classified these advances as a long-term liability on its balance sheet as of September 30, 2005.


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

By adjusting our operations and development to the level of capitalization, management believes we have sufficient capital resources to meet projected cash flow deficits through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

The independent auditors report on our March 31, 2005 and 2004 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

Off-Balance Sheet Arrangements
------------------------------

During the three months ended September 30, 2005, the Company entered into a three-year lease agreement for certain equipment. This lease is classified as an operating lease and the amount of $3,246 per month is charged to operations.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.


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

Changes in Internal Control over Financial Reporting
----------------------------------------------------

As required by Rule 13a-15(d) of the Exchange Act, the Company's Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal controls over financial reporting to determine whether any changes occurred during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the preparation of the Company's financial statements as of and for the period ended September 30, 2005, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control, to the extent possible given limitations in financial and manpower resources, also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Lack of Adequate Accounting Staff
---------------------------------

Due to limitations in financial and management resources, the Company does not have adequate accounting staff. As a result, the Company plans to take steps to address its understaffed Finance and Accounting team to correct this material weakness. In that regard, the company engaged an independent contractor, who is a CPA with extensive CFO-level management and SEC reporting experience in public companies, on July 27, 2005. Additionally, in the quarter ended September 30, 2005, the Company engaged:

     o a full-time internal accountant who undertakes controller functions for the Company, and

     o    a part-time internal accountant.

The Company feels this addition to the Company's Finance and Accounting team will improve the quality of future period financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1:    LEGAL PROCEEDINGS.

CJM Arbitration Against NextPhase
---------------------------------

         As discussed in the company's Annual Report on Form 10-KSB for the year ended March 31, 2005, on June 17th, 2005, CJM, then a 16.7% stockholder of NextPhase, commenced an arbitration proceeding against NextPhase under the American Arbitration Association Commercial Arbitration Rules, in Suffolk County, New York, claiming that NextPhase breached a consulting agreement with CJM.

         The Company and other plaintiffs have claims against CJM and other parties which arose prior to the filing of the arbitration proceedings. Based on these pre-existing claims, the Company and other plaintiffs filed a lawsuit in the United States District Court for the Eastern District of New York, which is described below under the heading "NextPhase, Ford, Young, Wray v. S. Cantor, Bermingham, Steo and CJM Group" (the "District Court Action"). The Company believes that CJM filed the arbitration in an effort to pre-empt the company taking the intitial action with respect to the disputes.

         NextPhase filed an Answer to CJM's Demand for Arbitration denying all of the allegations. On September 15, 2005 and October 11, 2005 respectively, CJM filed an Amended Demand for Arbitration and a Second Amended Demand for Arbitration. In the Amended Demands, CJM withdrew its breach of contract claim and substituted new claims in which CJM seeks money damages and declaratory relief interpreting the federal securities laws based on alleged tortious acts by NextPhase with respect to shares of the Company's common stock held by CJM. The Company advised both CJM and the American Arbitration Association that is has not agreed to participate in the arbitration of CJM's tort claims as those claims are outside the scope of the parties limited agreement to arbitrate under the Consulting Agreement. The American Arbitration Association has so far indicated that it intends to appoint an arbitrator and continue to administer the arbitration.

         On October 31, 2005 the Company moved in the District Court Action to stay the arbitration based on the fact that the Second Amended Demand for Arbitration arose out of the same series of transactions which are the subject of the District Court Action. The court has not set a hearing date for this motion.

Bermingham v. NextPhase, Ford and Young; A. Cantor v. NextPhase, Ford and
-------------------------------------------------------------------------
Young

         On October 4, 2005, Cindy Bermingham, who is the aunt of Corey Morrison, commenced an action against the Company and Robert Ford, the Company's Chief Executive Officer, Director and a stockholder, and Stephen Young, the Company's Chairman of the Board of Directors and a stockholder, in the Superior Court of the State of California, Orange County. The complaint alleges certain improper activities in connection with Ms. Bermingham's attempted sales of shares of the Company's common stock that she had allegedly received from CJM as a gift. Her contentions include, among other things,

o         the  defendants  engaged  in  activities  which  interfered  with  Ms.
          Bermingham's economic relationships with certain broker-dealers,

o NextPhase breached its fiduciary duty to her and wrongfully caused restrictive legends to be placed on NextPhase shares that she owned, and

o shares that were transferred to her by an affiliate of the company as a gift are not subject to any restrictions or free marketability.

         Ms. Bermingham is seeking compensatory and punitive damages in amounts to be determined at trial and declaratory judgment with respect to her ownership and saleability of her NextPhase shares.

         Contemporaneously, Annette Cantor, who is the grandmother of Corey Morrison, brought a similar action against the Company, Robert Ford and Stephen Young in the Superior Court of the State of California, Orange County. The complaint contains similar allegations as those made in the Bermingham action.

         These two actions, like the CJM arbitration, also arose in the context of broader claims of the Company against Mr. Cantor, Mr. Morrison, CJM, Ms. Cantor, Ms. Bermingham, and Mr. Steo, which are described in the District Court Action below. The Company believes that the plaintiffs filed these two actions in an effort to pre-empt the company taking the first action with respect to the disputes. On November 2, 2005 the Company removed both actions to the United States District Court for the Central District of California, located in Orange County, California.

         NextPhase, and to NextPhase's knowledge, the other defendants, intend to vigorously contest the plaintiffs claims in each of the actions. NextPhase, Messrs. Ford and Young as well as other plaintiffs are pursuing claims against Ms. Bermingham and Ms. Cantor, as well as other defendants, some of which arise out of the same set of facts underlying this action, as described in the District Court Action below.

         NextPhase, Ford, Young and Wray v. S. Cantor, Morrison, A. Cantor,
       ------------------------------------------------------------------
Bermingham, Steo and CJM
------------------------

         Based on their affirmative claims, on October 28, 2005 NextPhase and Robert Ford, the Chief Executive Officer and Director, Stephen Young, Chairman of the Board and Director and James Wray, President of NextPhase Broadband, Secretary and Director, each of whom is a shareholder of the company, filed an action against Steven Cantor, Corey Morrison, Annette Cantor, Cindy Bermingham, Paul Steo and CJM in the United States District Court, Eastern District of New York. The complaint alleges that in connection with trading or attempted trading in the Company's shares of common stock, contractual and other relationships between certain of the defendants and certain of the plaintiffs, and relationships between the Company and third parties, the defendants engaged in activities and schemes that amounted to:

o         insider trading,

o         manipulation of security prices,

o tortious interference with relationships between NextPhase and its investment banker, and other third parties with which NextPhase was pursuing transactions,

o         breach of fiduciary duty,

o         breach of confidentiality agreements,

o fraudulent inducements of certain of the plaintiffs to enter into transactions, and

o securities fraud in connection with the sale of the Company's securities in the open market.

         The Company is seeking declaratory relief that certain shares sold in the open market by one or more of the defendants were sold in violation of SEC Rule 144, as well as monetary damages, which the Company and the other plaintiffs claim are at least $5,400,000 for certain of the causes of action, and punitive damages for certain claims of at least $1,000,000, or other amounts and other relief that the court deems appropriate.

[The Summons and Complaint has been served on the defendants and no answer has been interposed by any of the defendants].

         Jones and Rawlins v. NextPhase, Young and Viper Networks, Inc.
         --------------------------------------------------------------

         The company previously reported an action by Michael Jones and Shawn Rawlins against the Company, Stephen Young and Viper Networks, Inc. in its Quarterly Report on Form 10-QSB for the period ended June 30, 2005. The Company and Mr. Young have served answers in this action denying the allegations, and intend to vigorously defend this matter.

          Due to the uncertainties inherent in litigation, we cannot predict the outcome of any of these actions.

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

ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From July 1, 2005 to September 30, 2005 the Company offered and sold for cash an aggregate of 130,000_ shares of the company's common stock at a price per share of $0.50 for a total amount of $130,000 as set forth below, in a private placement.

The net proceeds from this offering were used for working capital, general and administrative expenses, legal and accounting fees, purchase of assets from Buchanan ITS LLC, and the build-out and scale-up of our Anaheim corporate offices and data facility.

     Holder               Date          # shares     Total price   Consideration
--------------------------------------------------------------------------------
Jeffrey Lawrence        07/07/05          60,000      $ 30,000         Cash
Dean & Holly Valentine  07/07/05          20,000        10,000         Cash
Robin Kasten            07/07/05          30,000        15,000         Cash
Alex Gianetti           07/22/05          20,000        10,000         Cash

--------------------------------------------------------------------------------
Total                                    130,000       $65,000
                                         =======       =======

During the three months ended September 30, 2005, the Company also issued 70,000 shares of common stock for which the Company had received consideration in a prior period:

   Holder                 Date         # Shares      Total Price   Consideration
--------------------------------------------------------------------------------
Robert Schenone         07/22/05          20,000      $ 10,000         Cash
Richard Butler          07/07/05          20,000        10,000         Cash
Gerald Hackelton        08/07/05          30,000        15,000         Cash
--------------------------------------------------------------------------------
Total                                     70,000      $ 35,000
                                          ======        ======

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


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:   OTHER INFORMATION.

On July 15 and September 30, 2005, the company received cash advances of $300,000 and $500,000, respectively, from Richard C. Strain. On October 1, 2005 the company issued an $800,000 Convertible Promissory Note to memorialize the loan. The lender opted to accept quarterly payments of interest under the Note in unregistered shares of the Company's common stock at the rate of nine percent annually. The shares will be valued at $0.33 per share. The principal under the
Note is payable in one lump sum 24 months after the date of this Note. The lender may convert the principal interest under the Note into unregistered shares of common stock of the Company at the rate of $.33 per share at any time. The Note may be prepaid by the Company without penalty. Payment under the Note accelerates and becomes immediately payable at the holder's option if any payment under the Note is five or more days late.

The foregoing disclosure is intended to set forth the disclosure required by Current Report on Form 8-K Item 1.01 and Item 2.03.

ITEM 6. EXHIBITS

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

10.2 $800,000 convertible Promissory Note dated October 1, 2005 from NextPhase to Richard Strain.

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

                                 Date: November 14, 2005