Form 10QSB
period 2005-12-31
NEXTPHASE WIRELESS, INC.
filed 2006-02-14
CIK 1003933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                For the Quarterly Period Ended December 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No --- ---

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: There are 22,427,912 shares of common stock issued and outstanding as of February 9, 2006.

Transitional  Small Business Disclosure Format (check one) Yes     No  X
                                                              ---     ---

                            NEXTPHASE WIRELESS, INC.


                     Quarterly Report on Form 10-QSB for the
                    Quarterly Period Ending December 31, 2005



                                TABLE OF CONTENTS
                                                                        Page no.
                                                                     -------

PART I - FINANCIAL INFORMATION.......................................F-1

    Item 1.  Financial Statements (Unaudited)........................F-1 to F-14

    Item 2.  Management's Discussion and Analysis or Plan
             of Operation............................................3

    Item 3.  Controls and Procedures.................................7

PART II - OTHER INFORMATION..........................................8

    Item 1.  Legal Proceedings.......................................8

    Item 2.  Unregistered Sales of Equity Securities and
             Use of Proceeds.........................................9

    Item 3.  Defaults Upon Senior Securities.........................9

    Item 4.  Submission of Matters to a Vote of Security Holders.....9

    Item 5.  Other Information.......................................9

    Item 6.  Exhibits...............................................10

SIGNATURES..........................................................10

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            NextPhase Wireless, Inc.
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)
                                                                      Dec 31,
                                                                       2005
                                                                    ----------
ASSETS

Current assets:
    Cash and cash equivalents                                       $   35,975
    Accounts receivable, net of allowance of $8,383 (Note 5)            65,341
    Other receivables (Note 6)                                         198,000
    Other current assets                                                 4,599
                                                                    ----------

      Total current assets                                             303,915

    Property and equipment, net of accumulated
      depreciation of $61,242 (Note 9)                                 171,774
    Deposits (Note 7)                                                    3,376
                                                                    ----------

Total assets                                                        $  479,065
                                                                    ==========

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY

Current liabilities:
   Advances payable (Note 13)                                       $  800,000
   Accounts payable and accrued liabilities (Note 10)                  412,615
   Notes payable (Note 14)                                              10,184
   Advances payable - stockholders (Note 11)                             1,700
   Deferred revenue (Note 12)                                            1,128
                                                                    ----------

      Total current liabilities                                      1,225,627

Commitments and contingencies                                              -

(Deficiency in) stockholder's equity (Note 15)
   Preferred stock, 0.001 par value:
      20,000,000 shares authorized,
      no shares issued and outstanding                                     -
   Common stock, $0.001 par value; 200,000,000
      shares authorized; 22,479,924 shares issued
      and outstanding at December 31, 2005 (Note 15)                    22,480
   Additional paid-in capital                                        4,820,818
   Common stock subscribed                                              25,000
   Deferred Compensation                                               (50,000)
   Stock cancellation receivable (Note 16)                            (723,750)
   Accumulated deficit                                              (4,841,110)
                                                                    ----------
     Total (deficiency in) stockholder's equity                       (746,562)

                                                                    ----------
Total liabilities and (deficiency in) stockholders' equity          $  479,065
                                                                    ==========

              The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            NextPhase Wireless, Inc.
                Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                  For the Three   For the Three   For the Nine    For the Nine
                                                  Months Ended     Months Ended   Months Ended    Months Ended
                                                     Dec 31          Dec 31          Dec 31          Dec 31
                                                      2005            2004            2005            2004
                                                  ------------   -------------    ------------    ------------



Revenues                                          $     97,541    $     15,988    $    340,341    $     15,988

   Cost of revenue                                      59,141           8,116         293,130           8,116
                                                  ------------    ------------    ------------    ------------
Gross profit                                            38,400           7,872          47,211           7,872

Operating expenses:
   Selling, general and administrative expenses        582,313         234,925       1,425,339       3,227,806
   Depreciation                                         18,129            --            46,793
   Acquisition costs                                      --              --              --           646,000
                                                  ------------    ------------    ------------    ------------
      Total operating expenses                         600,442         234,925       1,472,132       3,873,806
                                                  ------------    ------------    ------------    ------------

Operating loss                                        (562,042)       (227,053)     (1,424,921)     (3,865,934)

Other (income) expense:
   Legal settlement                                   (915,500)           --          (915,500)           --
   Interest (income) expense                            27,248           1,167          40,949           1,889
   Other (income) expense                                 --              --            (2,120)           --
                                                  ------------    ------------    ------------    ------------
      Total other (income) expense                    (888,252)          1,167        (876,671)          1,889

                                                  ------------    ------------    ------------    ------------
  Income (Loss) before income taxes                    326,210        (228,220)       (548,250)     (3,867,823)

   Provision for income taxes                             --              --              --              --
                                                  ------------    ------------    ------------    ------------
Net income (loss)                                 $    326,210    $   (228,220)   $   (548,250)   $ (3,867,823)
                                                  ============    ============    ============    ============

Net income (loss) per share -
   basic and fully-diluted                        $       0.01    $      (0.01)   $      (0.03)   $      (0.31)
                                                  ============    ============    ============    ============

Weighted average shares outstanding -
   basic and fully-diluted                         22,479,924      17,569,463      21,614,328      12,656,646
                                                  ============    ============    ============    ============





      The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                NextPhase Wireless, Inc.
     Condensed Consolidated Statements of Cash Flows
                       (Unaudited)


                                                                  For the Nine
                                                                  Months Ended
                                                              Dec 31,       Dec 31,
                                                               2005           2004
                                                           -----------    -----------


Cash flows from operating activities:
  Net loss                                                 $  (548,250)   $(3,867,823)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Legal settlement                                            (918,500)            --
  Non-cash compensation                                         33,160      2,883,750
  Acquisition costs paid through note                               --        510,000
  Amortization of deferred compensation                         100,000            --
  Amortization of discount on note payable                      15,665             --
  Bad debt expense                                               8,383             --
  Depreciation and amortization                                 46,793          4,116
  Changes in operating assets and liabilities:
        Accounts receivable                                    (56,147)       (16,050)
        Accounts payable and accrued expenses                  307,064        171,526
        Other current assets                                    (4,599)            --
        Advance payable                                        (10,506)            --
        Deferred revenue                                        (2,997)            --
                                                           -----------    -----------

   Net cash used in operating activities                    (1,029,934)    (314,481)

Cash flows from investing activities:
   Acquisition of property and equipment, net of returns       (60,882)       (22,066)
                                                           -----------    -----------

   Net cash used in investing activities                       (60,882)       (22,066)

Cash flows from financing activities:
   Proceeds from advances payable                              800,000             --
   Proceeds from notes payable                                  25,000             --
   Principal payments on notes payable and demand loans       (190,781)      (260,000)
   Common stock subscribed                                      35,000             --
   Payments for deposits                                        (3,376)            --
   Advance payable - stockholder                                    --         81,044
   Payments of advance payable - stockholder                        --         (7,500)
   Sale of common stock                                        410,000        630,750
   Costs of sale of common stock                                    --        (15,033)
                                                           -----------    -----------

   Net cash provided by financing activities                 1,075,843        429,261

Net increase (decrease) in cash and cash equivalents           (14,973)        92,714

Cash and cash equivalents at beginning of period                50,948             --
                                                           -----------    -----------

Cash and cash equivalents at end of period                 $    35,975    $   92,714
                                                           ===========    ===========


Supplemental disclosure of cash flow information:

                         Cash paid during the period for:

                                                 Interest  $        --    $     1,889
                                                           ===========    ===========

                                                    Taxes  $        --    $        --
                                                           ===========    ===========


Note issued for equipment                                  $        --    $   107,000
                                                           ===========    ===========

Common stock to be issued for equipment                    $        --    $   140,000
                                                           ===========    ===========

Common stock issued, previously subscribed                 $   245,000    $        --
                                                           ===========    ===========

Common stock issued for acquisition of Blazen              $    25,000    $        --
                                                           ===========    ===========

Beneficial conversion feature of convertible note payable  $    20,000    $        --
                                                           ===========    ===========

Amortization of discount on note payable associated
   with beneficial conversion feature                      $    15,665    $        --
                                                           ===========    ===========

Stock issued to consultants                                $   133,160    $        --
                                                           ===========    ===========

Amortization of deferred compensation                      $   100,000    $        --
                                                           ===========    ===========

Stock cancellation receivable from legal settlement        $   723,750    $        --
                                                           ===========    ===========

Marketable securities receivable from legal settlement     $   198,000    $        --
                                                           ===========    ===========

  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                            NEXTPHASE WIRELESS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)

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

     o By their very nature, the markets targeted by our Professional Services division (e.g. municipalities, public safety, transport, homeland security, enterprises, large-scale systems integrators etc.)have complex value chains and extended sales cycles. Typically, projects consist of multiple phases, with the early phases requiring extensive non-billable activity such as customer relationship activity and pre-sales support, especially when considered relative to the resultant revenue from those phases. As the customer relationships develop and deepen, the revenues derived from successive phases (e.g. as we build and deploy networks that we've previously designed, or we operate and maintain networks that we've previously deployed)often increases. Depending on the type of project, many of the activities that provide support to our customers are understood to be value-adding and as such, become billable.

Interim  Financial  Information
-----------------------------

The accompanying  unaudited interim  financial  statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in form 10-KSB for the year ended March 31, 2005. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months and nine months ended December 31, 2005 are not necessarily indicative of the results of operations to be expected for the full year.

Reclassification
----------------

Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no effect on reported income.

Basis  of  Presentation
-----------------------

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

The financial statements presented include only the accounts of NTI, from its inception (September 14, 2000) through December 31, 2004 and of NextPhase from August 3, 2004 through December 31, 2005.

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

Going  Concern
--------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. While the Company now has an established source of revenue, it has experienced net operating losses of $4,841,110 since inception.

The Company has a working capital deficit of ($921,712) at December 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Management's Plan
-----------------

The Company has developed an integrated portfolio of innovative connectivity products and services that includes design and manufacture of proprietary wireless equipment; full-service professional services (design, deployment, operation and maintenance of wireless solutions); design, deployment and operation of NextZoneTM and NextMetroTM broadband zones (wireless networks providing Internet connectivity similar to Hotspots, but scaled up to cover entire metropolitan areas); design, deployment of Sudden NetworkTM Solutions (`on demand' networks that allow rapid and cost-effective extension of existing Networks, or rapid deployment of temporary networks in response to unplanned events); provision of wireless internet services to commercial and residential customers.

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

Disclosures about Fair Value of Financial Instruments
-----------------------------------------------------

The carrying amounts of the Company's financial instruments, which include accounts receivable and accounts payable, approximate fair value at December 31, 2005.

Stock Based Compensation
--------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended September 30, 2003 and the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at December 31, 2005 and 2004.

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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                                           For the three
                                                     months ended December 31,
                                                        2005         2004
                                                    -----------   -----------
Net income (loss) - as reported                     $   326,210   $  (228,220)
Add:     Total stock based employee
         compensation expense
         as reported under intrinsic value
         method (APB No. 25)                                 --            --

Deduct:  Total stock based employee compensation
         expense as reported under fair value
         based method (SFAS No. 123)                         --            --
                                                    -----------   -----------
Net income (loss) - Pro forma                       $   326,210   $  (228,220)

Net income (loss) attributable to common
  shareholders - Pro forma                          $   326,210   $  (228,220)

Basic and diluted income (loss)
  per share - as reported                           $      0.01   $     (0.01)
                                                    ===========   ===========

Basic and diluted income (loss)
  per share - Pro forma                             $      0.01   $     (0.01)
                                                    ===========   ===========


                                                          For the nine
                                                     months ended December 31,
                                                        2005         2004
                                                    -----------   -----------
Net loss - as reported                              $  (548,250)  $(3,867,823)
Add:     Total stock based employee
         compensation expense
         as reported under intrinsic value
         method (APB No. 25)                                 --            --

Deduct:  Total stock based employee compensation
         expense as reported under fair value
         based method (SFAS No. 123)                         --            --
                                                    -----------   -----------
Net loss - Pro forma                                $  (548,250)  $(3,867,823)

Net loss attributable to common
  shareholders - Pro forma                          $  (548,250)  $(3,867,823)

Basic and diluted loss per share - as reported      $     (0.03)  $     (0.31)
                                                    ===========   ===========

Basic and diluted loss per share - Pro forma        $     (0.03)  $     (0.31)
                                                    ===========   ===========

Earnings (Loss) per Common Share
--------------------------------

SFAS No. 128, "Earnings Per Share" requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. At December 31, 2005, the Company has outstanding a note payable and accrued interest which are convertible at $1.00 per share into an aggregate of 12,231 shares of common stock at December 31, 2005. These shares of the Company's common stock are not included in the calculation of diluted loss per share as the effect would be anti-dilutive.

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

Comprehensive Income
--------------------

The Company has no items of other comprehensive income (loss) for the periods ended December 31, 2005 and 2004.

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

NOTE  2 - CHANGE IN PRIOR PERIOD

In October 2005, the Company discovered an error in its previously filed results for the three months ended June 30,2005. Cost of sales in the amount of $114,688 had been omitted From the statement of operations for the three months ended June 30, 2005. The cost of sales for the nine months ended December 31, 2005 includes these previously omitted costs.

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


NOTE 3 - BLAZEN ACQUISITION

On May 20, 2005, the Company completed the acquisition of certain assets of Blazen LP, also known as Blazen Wireless ("Blazen"). Pursuant to the terms of the Blazen acquisition, the Company received computers, equipment, components and servers from Blazen in exchange for 50,000 shares of the Company's common stock with a fair value of $25,000. These shares have not been issued at December 31, 2005.

The following is the summary of assets acquired and liabilities assumed and consideration paid relating to the transaction:

    Assets acquired:  Equipment  $  25,000
    Liabilities assumed                 --
    Common shares issued           (25,000)


NOTE  4 - RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2005, the Company made principal payments in the amount of $8,900 on a note payable to a Company officer. Principal in the amount of $9,100 remains outstanding under this note at December 31, 2005. (See Note 14.) Also during the three months ended December 31, 2005, the Company made principal payments in the amount of $6,249 on a note payable to a Company officer. In addition, the Company made a payment of $5,000 toward a personal liability of this officer, and applied this payment to the principal amount of the note to the officer. Total principal reductions during the three months ended December 31, 2005 under this note were $11,249. Principal in the amount of $5,419 remains outstanding under this note at December 31, 2005 (See Note 14.)

NOTE 5 - ACCOUNTS RECEIVABLE

The Company has trade accounts receivable in the amount of $73,724 at December 31, 2005 and has reserved the amount of $8,383. Net accounts receivable at December 31, 2005 are $65,341.

NOTE 6 - OTHER RECEIVABLES

Other receivables consist of 3,300,000 shares of Nathaniel Energy Corporation which the Company is to receive pursuant to the terms of the legal settlement with the CJM Group, Inc. (see Note 17). These shares had a market value at December 20, 2005, the date of the settlement, of $0.06 per share for an aggregate market value of $198,000. At December 31, 2005, the Company had not yet received custody of these shares.

NOTE 7 - DEPOSITS

Deposits consist of $3,376 pursuant to an equipment lease (See Note 8).

NOTE 8 - LEASES

In July and August 2005, the Company entered into lease agreements for the land upon which the Company has located two of its broadcast towers. These leases are for a three-year term. Base monthly rental under these two leases are $600 and $500. These leases contain escalator clauses of 3% and 5% per year, respectively.

Total amounts due under noncancellable lease payments are as follows:

                              twelve months ending

                     03/31/06   03/31/07   03/31/08  03/31/09
                     --------   --------   --------  -------
                     $13,041     $52,533    $53,065   17,188


NOTE 9 - PROPERTY AND EQUIPMENT

Communications Towers
---------------------

The Company intends to utilize broadcast towers as their main POP's (Points of Presence) and to deliver Point to Multipoint broadband connectivity to the Company's existing and potential clients. Depending on tower location and visibility, each tower will cover a range from 240 to 360 degrees, with a broadcast strength in excess of 25 miles delivering an average of 32Mbps of broadband data service. Within this coverage area, the company will sell data circuits for internet service, video and/or VoIP service.

At December 31, 2005, there were eight towers in operation. Three key sites (Sierra Peak, Orange Hill and Hogs Back) were deployed during the three months ended December 31, 2005 and a further site (Santiago Peak) is due for completion during the next quarter. The estimated useful life of the towers is approximately ten years. The Company begins to depreciate the cost of each tower when the tower is placed into service.


Property and equipment is as follows at December 31, 2005:
---------------------------------------------------------

Telecommunications equipment                   $ 136,230
Computer equipment                                55,260
Communications Towers                             34,351
Leasehold improvements                             7,176
                                               ---------
Total property and equipment                     233,017
Less: accumulated depreciation                   (61,242)
                                               ---------
Net property and equipment                     $ 171,774
                                               =========

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued expenses consisted of the following at December 31, 2005:

Accounts payable and accrued liabilities       $ 355,827
Payroll and related                               29,267
Accrued interest                                  24,825
Sales taxes                                        2,696
                                               ---------
                                               $ 412,615
                                               =========

NOTE  11 - ADVANCES PAYABLE - STOCKHOLDER

At December 31, 2005, the Company has been advanced the amount of $1,700, net of repayments, by a stockholder. During the three months ended December 31, 2005, the Company reduced the amount due by cash payments of $6,902.

NOTE  12 - DEFERRED REVENUE

Deferred revenue consists of prepayments the Company has received for its services. During the three months ended December 31, 2005, the Company recognized the amount of $5,742 of deferred revenue as income.

NOTE  13 - CASH ADVANCES PAYABLE

During the three months ended December 31, 2005, the Company received cash advances from an investor in the aggregate of $800,000. These cash advances accrued interest at the rate of 9% per annum, which amounted to $5,696 during the three months ended December 31, 2005. The Company has received a verbal commitment from this investor to convert these advances into a note payable agreement, though this conversion has not occurred at December 31, 2005.

NOTE  14 - NOTES PAYABLE - CURRENT

Notes payable balance at December 31, 2005 was as follows:

   Convertible note payable due June 1, 2006, interest at
   10% payable quarterly in common stock of the Company.
   Principal payable monthly over twelve months beginning
   July 1, 2005. Convertible into Common Stock at a rate of
   $1.00  per share.                                               $  5,419

   Less:  debt discount  relating to beneficial
   conversion  feature,  net of accumulated amortization
   of $15,665                                                       (4,335)
                                                                   --------
   Convertible note payable, net                                      1,084


   Note payable to Company's officer for equipment
   Purchased. The note is payable in twelve monthly
   installments, ten installments of $8,900 and two
   installments of $9,000. The note is secured by the
   assets purchased. During the three months ended
   December 31, 2005, the Company made principal payments
   of $8,900
                                                                      9,100
                                                                   --------
   Total notes payable - current                                   $ 10,184
                                                                   ========


During the three months ended December 31, 2005, the Company made principal payments of $6,249 on a note convertible payable to a Company officer. The Company also made a payment of $5,000 on a personal debt of a Company officer; this payment was recorded as a reduction in the principal amount due to the officer under a note payable to the officer. The outstanding principal balance on this note at December 31, 2005 was $5,419. This note was discounted in the amount of $20,000 for the beneficial conversion feature of the note. During the three months ended December 31, 2005, $15,665 of this discount was amortized to interest, and at December 31, 2005 the remaining discount is $4,335.

Also during the three months ended December 31, 2005, the Company made principal payments of $8,900 on a note payable to a Company officer. The outstanding principal balance on this note at December 31, 2005 was $9,100.

NOTE  15 - STOCK TRANSACTIONS

The Company has authorized 20,000,000 shares of Preferred Stock, with a par value of $.001 per share. As of December 31, 2005, the Company has no Preferred Stock issued and outstanding. The Company has authorized 200,000,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2005, the Company has 22,479,924 shares of common stock issued and outstanding.

During the three months ended December 31, 2005, pursuant to the December 2005 Settlement, as partial consideration for the settlement of certain legal disputes, certain parties agreed to return to the Company a total of 2,195,000 shares of the Company's common stock. These shares were not yet returned at December 31, 2005. See note 17.

Also during the three months ended December 31, 2005, the Company entered into a settlement agreement with Michael Jones (the "Jones Settlement") whereby the Mr. Jones would return for cancellation 1,700,000 shares of common stock of the Company originally issued in June, 2004. In return, the Company would issue 1,000,000 shares of common stock to Mr. Jones. The 1,700,000 shares had not been cancelled and the new 1,000,000 shares had not been issued at December 31, 2005. See Note 17.

NOTE 16 - STOCK CANCELLATION RECEIVABLE

During the three months ended December 31, 2005, the Company entered into two settlement agreements with regard to ongoing legal matters (see Note 17). Pursuant to the terms of these settlement agreements, the Company is to receive for cancellation an aggregate of 2,895,000 shares of its common stock with a fair value of $0.25 per share for an aggregate value of $723,750. The Company had not received custody of these shares at December 31, 2005.

NOTE 17 - CONTINGENCIES

Effective on December 29, 2005 the parties to the arbitration by CJM Group, Inc. against NextPhase Wireless, Inc., pending in Suffolk County, New York, and the lawsuits Annette Cantor v. NextPhase Wireless, Inc. and Bermingham v. NextPhase Wireless, Inc. pending in the Superior Court of California, and the lawsuit NextPhase Wireless, Inc., Ford, Young and Wray v. Steven Cantor, Morrison, Annette Cantor, Bermingham, Steo and CJM Group, pending in the United States District Court for the Eastern District of New York, entered into a Settlement and Escrow Agreement pursuant to which the parties settled the foregoing litigations.

The terms of the settlement agreement provide that the agreement does not constitute any finding on the merits of the claims in the above legal actions nor does it constitute an admission of any party of any wrongdoing or liability by any party. Pursuant to the agreement, among other things,

          o    Corey  Morrison's  affiliate   transferred  3,300,000  shares  of
               Nathaniel Energy Corporation to NextPhase.

          o CJM Group, Inc., Annette Cantor and Ms. Bermingham transferred an aggregate of 2,195,000 shares of NextPhase common stock to NextPhase.

          o    The  Defendant  parties in the U.S.  District  Court  action paid
               $50,000 to NextPhase's counsel which covered certain of NextPhase's legal fees in connection with these lawsuits and the settlement agreement.

          o All contractual agreements between Mr. Morrison and NextPhase and between Paul Steo and NextPhase were terminated.

          o    Mr. Steo resigned as a director of NextPhase.

          o The plaintiff parties and the defendant parties exchanged general releases, except that Mr. Steo is still entitled to any indemnification rights he has by virtue of formerly being a director and officer of NextPhase.

All the instruments and agreements necessary to effectuate the actions described above were delivered into escrow with the plaintiff's parties' counsel and were received from escrow by the company on January 9, 2006.

The agreement also provided that all the legal actions described above are dismissed with prejudice.

Effective on December 31, 2005, NextPhase, NextPhase Technologies, Inc., and Stephen Young, director and Chairman of the Board of NextPhase, and Michael Jones entered into a Settlement Agreement and Mutual General Release pursuant to which those parties settled the litigation between them in the action, Jones and Rawlins v. NextPhase, Wireless, Inc., NextPhase Technologies, Inc., Stephen Young and Viper Networks, Inc., pending in the Superior Court of California.

Pursuant to the agreement, among other things:

          o NextPhase agreed to pay $56,250 to Mr. Jones with $16,250 payable on January 2, 2006, for the reimbursement of Mr. Jones legal fees, and the remaining $40,000 payable in four equal monthly payments beginning on February 1, 2006.

          o NextPhase agreed to issue 1,000,000 shares of common stock to Mr. Jones.

          o Mr. Jones, NextPhase, NextPhase Technologies, exchanged general releases.

          o The agreement also provided that all the legal actions described above are dismissed with prejudice.

As a result of the settlement, Mr. Jones relinquished his claim to 2,000,000 shares of NextPhase common stock, the validity of which was disputed by NextPhase. 1,700,000 of these shares have been returned to NextPhase as treasury stock.

The action in the lawsuit by Sean Rawlins against NextPhase, NextPhase Technologies, Mr. Young and Viper Networks, Inc. is still pending.

NOTE 18 - GOING CONCERN MATTERS

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

Business Overview
-----------------

NextPhase Wireless, Inc. is a next-generation connectivity company that specializes in delivering integrated Internet, voice and data communications solutions to its customers. We design, deploy and operate our own wireless networks and also provide wireless technology solutions to businesses and municipalities.

NextPhase has been operating in this business since August 3, 2004 when we acquired our subsidiary NextPhase Technologies, Inc. in a share exchange transaction.

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

     o Designing, deploying, operating and supporting connectivity solutions, such as `on demand' Sudden NetworksTM (replacing / supplementing existing networks, or deploying temporary networks in response to unplanned events).

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

RESULTS OF OPERATIONS

Three months ended December 31, 2005:

Revenue for the quarter ended December 31, 2005 was $97,541, as compared to $15,988 for the quarter ended December 31, 2004. The increase of $81,553 or 510% in revenue was due to the commencement of commercial operations following the reverse acquisition of Next Phase Technologies, Inc. ("NTI") on August 3, 2004. The Company's first revenue-generating products and services entered the market during the third fiscal quarter ended December 31, 2004.

Cost of goods sold was $59,141 for the three months ended December 31, 2005, compared to $8,116 in the prior period, an increase of $51,025 or 629%. Gross profit increased by $30,528 during the quarter ended December 31, 2005 to $38,400, compared to $7,872 for the quarter ended December 30, 2004. The increase of $30,528 or 388% in gross profit is due to commencement of commercial operations and the generation of initial revenue by the company starting in the third fiscal quarter of 2004.

Total selling, general and administrative expenses for the quarter ended December 31, 2005 were $582,313, an increase of 148% compared to $234,925 for the quarter ended December 30, 2004. Selling, general and administrative expenses for the three months ended December 31, 2005 consisted primarily of legal and accounting fees of $213,021; payroll and related costs of $197,749; non-cash compensation of $50,000; facilities and related costs of $45,612; equipment rental and equipment costs of $26,336; public relations and marketing costs of $13,974; and office expenses of $6,924.

Depreciation expense for the three months ended December 31, 2005 was $18,129 compared To $0 in the prior year. The reason for the increased depreciation expense in an increase in the Company's capital assets as we begin to scale up our operations.

Interest expense net of interest income for the three months ended December 31, 2005 was $27,248, an increase of $26,081 compared to interest expense of $1,167 for the three months ended December 31, 2004. The increase was due to an increase in the Company's debt along with the amortization of the discounts associated with the beneficial conversion features of notes payable.

Income from legal settlements was $915,500 for the three months ended December 31, 2005. There was no such income during the comparable period of the prior year. During the current quarter, the Company entered into settlement agreements regarding two disputes: (1) The Company recorded income of $796,750 representing the fair value of cash, Nathaniel Energy Corporation stock received and NextPhase Wireless stock returned for cancellation in the December Settlement; and (2) the Company recorded income of $118,750 representing the fair value of cash and stock returned for cancellation in the Jones settlement, for net income from legal settlements of $915,500.

For the reasons above, the Company's net income for the three months ended December 31, 2005 was $326,210, an increase of $554,430 compared to a net loss of $228,220 For the three months ended December 31, 2004.

Nine months ended December 31, 2005:

Revenue for the nine months ended December 31, 2005 was $340,341, as compared to $15,988 for the nine months ended December 31, 2004. The increase of $324,353 or 2,029% in revenue was due to the commencement of commercial operations following the reverse acquisition of NTI on August 3, 2004. The Company's first revenue-generating products and services entered the market during the third fiscal quarter ended December 31, 2004.

Cost of good sold was $293,130 for the nine months ended December 31, 2005, compared To $8,116 for the nine months ended December 31, 2004, representing an increase of $285,014 or approximately 3,512%. Gross profit increased by $39,339 or approximately 500% to $47,211 for the nine months ended December 31, 2005. The increase in gross profit is due to commencement of commercial operations and the generation of initial revenue by the company starting in the third fiscal quarter of 2004.

In October 2005, the Company discovered an error in its previously filed results for the three months ended June 30,2005. Cost of sales in the amount of $114,688 had been omitted from the statement of operations for the three months ended June 30, 2005. The cost of sales for the nine months ended December 31, 2005 include these previously omitted costs.

Total selling, general and administrative expenses for the nine months ended December 31, 2005 were $1,425,339, a decrease of approximately 56% compared to $3,227,806 for the nine months ended December 31, 2004. The decrease of $1,802,467 in SG&A expenses was due primarily to the increased average monthly amount of selling, general and administrative expenses incurred as the Company developed and implemented its business plan. SG&A expenses for the nine months ended December 31, 2005 consisted primarily of payroll and related costs of $498,224; legal and accounting fees of $401,196; non-cash compensation of $133,160; facilities and related costs of $116,651; public relations and marketing costs of $72,770; equipment rental and equipment costs of 44,314; travel and entertainment of $33,399; office supplies and expense of $32,763; and consulting fees of $20,186.

Depreciation expense for the nine months ended December 31, 2005 was $46,793 compared to $0 in the prior year. The reason for the increased depreciation expense in an increase in the Company's capital assets as it began to scale up its operations.

Interest expense net of interest income for the nine months ended December 31, 2005 was $40,949, an increase of $39,060 compared to interest expense of $1,889 for the nine months ended December 31, 2004. The increase was due to an increase in the Company's debt along with the amortization of the discounts associated with the beneficial conversion features of notes payable.

Income from legal settlements was $915,500 for the nine months ended December 31, 2005. There was no such income during the comparable period of the prior year. During the current quarter, the Company entered into settlement agreements regarding two disputes: (1) The Company recorded income of $796,750 representing the fair value of cash, Nathaniel Energy Corporation stock received and NextPhase Wireless stock returned for cancellation in the December Settlement; and (2) the Company recorded income of $118,750 representing the fair value of cash and stock returned for cancellation in the Jones settlement, for net income from legal settlements of $915,500. See Part II, Item 1 "Legal "Proceedings" for a discussion of the December Settlement and the Jones settlement.



For the reasons above, the Company's net loss for the nine months ended December 31, 2005 was $548,250, a decrease of $3,319,573 or 86% compared to a net loss of $3,867,823 for the nine months ended December 31, 2004.

Liquidity and Capital Resources
-------------------------------

As of December 31, 2005, the Company had a working capital deficit of $921,712 compared to a working capital deficit of $230,407 at March 31, 2005. The working capital deficit at December 31, 2005 includes cash of $35,975, accounts receivable (net) of $65,341, other receivables of $198,000, other current assets of $4,599, cash advances payable of $800,000, accounts payable and accrued liabilities of $412,615, notes payable - current portion of $10,184, advances payable to a stockholder of $1,700, and deferred revenue of $1,128.

Advances and notes payable are as follows:

     o On November 19, 2004 the Company purchased equipment for a purchase price of $247,000. Of this amount, $107,000 was paid through the issuance of a promissory note. The note is payable in twelve monthly installments, ten installments of $8,900 and two installments of $9,000. The note is secured by the assets purchased. At December 31, 2005, $9,100 of this note remains outstanding.

     o On June 1, 2005, the Company received a loan in the amount of $25,000 from a director. The note is payable in monthly installments of $2,083 beginning July 1, 2005. At December 31, 2005, $5,419 of this note remains outstanding. This note is convertible into common stock of the Company at a price of $1.00 per share. The Company calculated the beneficial conversion feature of this note to have a fair value of $20,000. This amount is considered a discount to the note, and is being amortized monthly over the life of the note. At December 31, 2005, $15,665 of this discount had been amortized to interest expense, and $4,335 remains outstanding.

     o During the three months ended September 30, 2005, the Company received cash advances from an investor in the aggregate of $800,000. These cash advances accrued interest at the rate of 9% per annum.

The Company has a verbal commitment from its investor to convert the $800,000 cash advance into a long-term note payable agreement; however, this agreement has not been consummated at December 31, 2005.

The company's cash on hand is insufficient to fund its planned operating needs and the company is currently generating minimal revenue. Management is actively pursuing new debt and/or equity financing and continually evaluating the company's cash burn rate and capital needs.

NextPhase plans on seeking funding for working capital requirements, necessary equipment purchases, marketing costs, and other operations for the next year and foreseeable future by raising capital through the sale of equity and/or debt securities, issuing common stock in lieu of cash for services and by advances from shareholders.

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

INFLATION

The impact of inflation on the costs of the Company, and the ability to pass on cost increases to its customers over time is dependent upon market conditions. The Company is not aware of any inflationary pressures that have had any significant impact on the Company's operations over the past quarter, and the Company does not anticipate that inflationary factors will have a significant impact on future operations.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

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

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our current system of disclosure controls and procedures was effective.

However, in upgrading its disclosure controls and procedures (as outlined in the Form 10-QSB filed for the fiscal quarter ended September 30, 2005), the Company did discover an earlier material weakness, pertaining to the omission of an amount of $114,688 of cost of goods sold from the Statement of Operations for the three months ended June 30, 2005. This error carried through in the Company's financial statements for the six months ended September 30, 2005. The error was discovered in November 2005 and was promptly reported by the Company's financial staff to its senior management, its board of directors and independent accountants. Based on an evaluation made by independent auditors, it was determined that no restatement of the June 30, 2005 or September 30, 2005 financial statements were required. The error has been corrected in the Statement of Operations, and reflected in Note 2 to the financial statements for the period ended December 31, 2005 included in this report.

Changes in Internal Control over Financial Reporting
----------------------------------------------------

As required by Rule 13a-15(d) of the Exchange Act, the Company's Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal controls over financial reporting to determine whether any changes occurred during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. In the third quarter of fiscal 2006, the Company discovered an error in its statement of operations. The error, which was caused by an omission of an amount of $114,688 from cost of goods sold resulted in an understatement of the Company's Net Loss by a like amount. An adjustment to the Company's results of operations for the three month ended June 30, 2005 is reflected in Note 2 to the Company's financial statements in this report. This error was detected as a result of the revised procedures which were established from July through November, 2005 pursuant to which the company supplemented their financial resources, introduced robust cross-checked processes and reviewed previous financial reports.

During the preparation of the Company's financial statements as of and for the period ended December 31, 2005, the Company concluded that the current system of disclosure controls and procedures was effective, that previously identified defiencies had been addressed and improved disclosure controls and procedures successfully implemented.




                           PART II - OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS.

Effective on December 29, 2005 the parties to the arbitration by CJM Group, Inc. against NextPhase Wireless, Inc., pending in Suffolk County, New York, and the lawsuits ANNETTE CANTOR V. NEXTPHASE WIRELESS, INC. and BERMINGHAM V. NEXTPHASE WIRELESS, INC. pending in the Superior Court of California, and the lawsuit NEXTPHASE WIRELESS, INC., FORD, YOUNG AND WRAY V. STEVEN CANTOR, MORRISON, ANNETTE CANTOR, BERMINGHAM, STEO AND CJM GROUP, pending in the United States District Court for the Eastern District of New York, entered into a Settlement and Escrow Agreement pursuant to which the parties settled the foregoing litigations.

The terms of the settlement agreement provide that the agreement does not constitute any finding on the merits of the claims in the above legal actions nor does it constitute an admission of any party of any wrongdoing or liability by any party. Pursuant to the agreement, among other things,

          o    Corey  Morrison's  affiliate   transferred  3,300,000  shares  of
               Nathaniel Energy Corporation to NextPhase.

          o CJM Group, Inc., Annette Cantor and Ms. Bermingham transferred an aggregate of 2,195,000 shares of NextPhase common stock to NextPhase.

          o The Defendant parties paid $50,000 to NextPhase's counsel which covered certain of NextPhase's legal fees in connection with these lawsuits and the settlement agreement.

          o All contractual agreements between Mr. Morrison and NextPhase and between Paul Steo and NextPhase were terminated.

          o    Mr. Steo resigned as a director of NextPhase.

          o The plaintiff parties and the defendant parties exchanged general releases, except that Mr. Steo is still entitled to any indemnification rights he has by virtue of formerly being a director and officer of NextPhase.

All the instruments and agreements necessary to effectuate the actions described above were delivered into escrow with the plaintiff's parties' counsel and were received from escrow by the company on January 9, 2006.

The agreement also provided that all the legal actions described above are dismissed with prejudice.

Effective on December 30, 2005, NextPhase, NextPhase Technologies, Inc., and Stephen Young, director and Chairman of the Board of NextPhase, and Michael Jones entered into a Settlement Agreement and Mutual General Release pursuant to which those parties settled the litigation between them in the action, Jones and Rawlins v. NextPhase, Wireless, Inc., NextPhase Technologies, Inc., Stephen Young and Viper Networks, Inc., pending in the Superior Court of California.

Pursuant to the agreement, among other things:

          o NextPhase agreed to pay $56,250 to Mr. Jones with $16,250 payable on January 2, 2006, for the reimbursement of Mr. Jones legal fees, and the remaining $40,000 payable in four equal monthly payments beginning on February 1, 2006.

          o NextPhase agreed to issue 1,000,000 shares of common stock to Mr. Jones.

          o Mr. Jones, NextPhase, NextPhase Technologies, exchanged general releases.

          o The agreement also provided that all the legal actions described above are dismissed with prejudice.

As a result of the settlement, Mr. Jones relinquished his claim to 2,000,000 shares of NextPhase common stock, the validity of which was disputed by NextPhase. These shares have been returned to NextPhase as treasury stock.

The action in the lawsuit by Sean Rawlins against NextPhase, NextPhase Technologies, Mr. Young and Viper Networks, Inc. is still pending.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From October 1, 2005 to December 31, 2005 the Company agreed to issue 1,000,000 shares of common stock to Michael Jones pursuant to a settlement agreement dated as of December 31, 2005 that settled a litigation between Michael Jones as plaintiff and NextPhase, NextPhase Technologies, Inc., and Stephen Young as defendants in the action Jones and Rawlins v. NextPhase Wireless, Inc., NextPhase Technologies, Stephen Young and Viper Networks, Inc. The shares were issued as part of the settlement consideration under the settlement agreement. The shares were value of $0.25 per share, or $250,000 in the aggregate. The settlement agreement is described in more detail in Part II Item 1 "Legal Proceedings" above.



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

3.2 Certificate of Amendment to Articles of Incorporation, as filed on May 15, 2000 (2)

3.3 Certificate of Amendment to Articles of Incorporation, as filed on March 13, 2001 (1)

3.4 Certificate of Amendment to Articles of Incorporation, as filed on May 5, 2003(1)

3.5 Certificate of Amendment to Articles of Incorporation as filed on January 21, 2005 (2)

3.6  Amended and Restated By-Laws (3)

10.1 Settlement Agreement between NextPhase, Robert Ford, Stephen Young, James Wray, Steven Cantor, Corey Morrision, Annette Cantor, Cindy Bermingham, Paul Steo and CJM Group, Inc., effective as of December 29, 2005.


10.2 Settlement   Agreement   between   Michael  Jones,   NextPhase,   NextPhase
     Technologies, Stephen Young, and Viper Networks, Inc., effective December 29, 2005.


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

                                 Date: February 14, 2006