Form 10QSB/A
period 2005-06-30
NEXTPHASE WIRELESS, INC.
filed 2006-04-05
CIK 1003933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

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

                              EXPLANATORY PARAGRAPH

We are filing this amendment to Form 10-QSB for the quarterly period ended June 30, 2005, filed with the Securities and Exchange Commission on August 22, 2005, to correct the following error:

Cost of sales in the amount of $114,688 had been omitted from the statement of Operations for the three months ended June 30, 2005.

For ease of reference, this Form 10-QSB is being re-filed in its entirety with this Form 10-QSB/A.



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

                            Nextphase Wireless, Inc.
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                                                June 30,
                                                                  2005
                                                               -----------
Assets
Current Assets
  Cash and cash equivalents                                    $   16,245
  Accounts receivable, net of allowance of $0                     152,767
                                                               -----------
       Total Current Assets                                       169,012

  Property and equipment, net of accumulated
    depreciation of $28,877 (Note 5)                              158,466
  Deposits                                                          3,376
                                                               -----------
Total Assets                                                   $  330,854
                                                               ===========
Liabilities and Stockholders' Deficiency
Current liabilities
  Accounts payable and accrued liabilities                     $  301,757
  Notes payable (Note 6)                                           51,367
  Advances payable - stockholders                                  12,206
  Deferred revenue                                                  8,037
                                                               -----------
        Total Current Liabilities                                 373,367

Commitments and Contingencies                                          --

Stockholders' deficiency (Note 7)
  Preferred stock, 0.001 par value:
    20,000,000 shares authorized, no shares
    issued and outstanding                                             --
  Common stock, $0.001 par value; 200,000,000
    shares authorized; 21,706,724 shares issued
    and outstanding at June 30, 2005                               21,707
  Additional paid-in capital                                    4,538,431
  Common stock subscribed                                          60,000
  Accumulated deficit                                          (4,662,651)
                                                               -----------
       Total Stockholder's Deficiency                             (42,513)
                                                               -----------
Total Liabilities and Stockholders' Deficiency                 $  330,854
                                                               ===========

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            NextPhase Wireless, Inc.
                Condensed Consolidated Statements of Losses
                                   (Unaudited)

                                                 For the Three   For the Three
                                                  Months Ended    Months Ended
                                                    June 30         June 30
                                                      2005            2004
                                                  ------------    ------------
Revenues                                          $    147,324    $         --

   Cost of goods sold                                  153,614              --
                                                  ------------    ------------
Gross profit (loss)                                     (6,290)             --

Operating expenses:
   Selling, general and administrative expenses        347,194           9,334
   Depreciation expense                                 13,849              --
                                                  ------------    ------------
      Total operating expenses                         361,043           9,334

Operating loss                                        (367,333)         (9,334)

Other expense:
   Late filing penalty                                      --              --
   Interest (income) expense                             2,458              --
                                                  ------------    ------------
      Total other expense                                2,458              --

   Loss before income taxes                           (369,791)         (9,334)
   Provision for income taxes                               --              --
                                                  ------------    ------------

Net loss                                          $   (369,791)   $     (9,334)
                                                  ============    ============

Net loss per share - basic and diluted            $      (0.02)   $      (0.04)
                                                  ============    ============
Weighted average shares outstanding -
   basic and diluted                                20,422,526         214,475
                                                  ============    ============

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            NextPhase Wireless, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                   For the Three  For the Three
                                                    Months Ended   Months Ended
                                                     June 30,       June 30,
                                                       2005           2004
                                                   -------------  ------------
Cash flows from operating activities:
  Net (loss)                                       $    (369,791) $     (9,334)
  Adjustments to reconcile net loss to net                    --            --
    cash used in operating activities:
  Amortization of discount on note payable                 1,667            --
  Depreciation and amortization                           13,849            --
  Changes in operating assets and liabilities:
    Accounts receivable                                 (135,190)           --
    Accounts payable and accrued expenses                199,456         7,149
    Deferred revenue                                       3,912            --
                                                   -------------- ------------
Net cash (used) in operating activities                 (286,097)       (2,185)

Cash flows from investing activities:
  Acquisition of property and equipment                  (14,630)           --
                                                   -------------  ------------
  Net cash used in investing activities                  (14,630)           --

Cash flows from financing activities:
  Proceeds from notes payable                             25,000         2,185
  Principal payments on notes payable
    and demand loans                                    (135,600)           --
  Shares of stock sold for cash                          345,000            --
  Common stock subscribed                                 35,000            --
  Increase in deposits                                    (3,376)           --
                                                   -------------  ------------
Net cash provided by financing activities                266,024         2,185
Net decrease in cash and cash equivalents                (34,703)           --
Cash and cash equivalents at beginning of period          50,948            --
                                                   -------------  ------------
Cash and cash equivalents at end of period         $      16,245  $         --
                                                   =============  ============
Supplemental disclosure of cash flow information:
Cash paid during the period for Interest           $          --  $         --
                                                   =============  ============
Cash paid during the period for taxes              $          --  $         --
                                                   =============  ============
Common stock issued, previously subscribed         $     280,000  $         --
                                                   =============  ============
Common stock issued for acquisition of Blazen      $      25,000  $         --
                                                   =============  ============
Beneficial conversion feature of convertible
  note payable                                     $      20,000  $         --
                                                   =============  ============
Amortization of discount associated with
  beneficial conversion feature                    $       1,667  $         --
                                                   =============  ============
Cost of goods sold billed directly to
  customer by vendor                               $     114,688  $         --
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

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. While the Company now has an established source of revenue, it has experienced net operating losses of $4,662,651 since inception and has a working capital deficit of $204,355 at June 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:
                                                           For the three
                                                       months ended June 30
                                                        2005         2004
                                                    -----------   -----------
Net loss - as reported                              $  (369,791)  $    (9,334)
Add:     Total stock based employee
         compensation expense
         as reported under intrinsic value
         method (APB No. 25)                                 --            --

Deduct:  Total stock based employee compensation
         expense as reported under fair value
         based method (SFAS No. 123)                         --            --
                                                    -----------   -----------
Net loss - Pro forma                                $  (369,791)  $    (9,334)

Net loss attributable to common
  shareholders - Pro forma                          $  (369,791)  $    (9,334)

Basic and diluted loss per share - as reported      $     (0.02)  $     (0.04)
                                                    ===========   ===========

Basic and diluted loss per share - Pro forma        $     (0.02)  $     (0.04)
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

NOTE 8  -  GOING  CONCERN  MATTERS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company's audited financial statements for the year ended March 31, 2005 as filed on Form 10-KSB, the Company has an accumulated deficit of $4,292,860. The Company also has a limited operating history. These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

Gross profit decreased by $6,290 for the quarter ended June 30, 2005 from $0 for the quarter ended June 30, 2004. The decrease in gross profit is due to certain sales at or below cost which the Company considered strategically significant to its long term operating plan.

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

Liquidity and Capital Resources
-------------------------------

As of June 30, 2005, the Company had a cash balance of $16,245. The Company's total accumulated deficit was $4,662,651 at June 30, 2005. At June 30, 2005, the company's total current liabilities were $373,367, which represents accounts payable, accrued liabilities, notes payable, deferred revenue and advances by a shareholder.

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

                                 Date: April 4, 2006