Form 10KSB
period 2006-03-31
NEXTPHASE WIRELESS, INC.
filed 2006-07-14
CIK 1003933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2006

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to ____

                        Commission File Number 000-27339

                            NEXTPHASE WIRELESS, INC.
                 (Name of Small Business Issuer in its Charter)



               Nevada                                  88-0343832
     --------------------------------            -------------------
     (State or Other Jurisdiction of               (I.R.S. Employer
      Incorporation or Organization)               Identification No.)


      300 S. Harbor Blvd, Suite 500
            Anaheim, California                         92805
     --------------------------------               ----------------
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

                         Common Stock, $.001 par value
                         -----------------------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]| No [ X]

State issuer's revenues for its most recent fiscal year: $ 643,367.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked price of such common equity as of June 22, 2006, was $3,311,011.


      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer's common stock as of June 22, 2006 was 25,193,921 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            NEXTPHASE WIRELESS, INC.

                                TABLE OF CONTENTS

                                                                            Page

                                  PART I

Item 1.     Description of Business........................................... 1
Item 2.     Description of Property........................................... 9
Item 3.     Legal Proceedings.................................................10
Item 4.     Submission of Matters to a Vote of Security Holders...............10


                                  PART II
Item 5.     Market for Common Equity, Related Stockholder Matters
            and Small Business Issuer Purchases of Equity Securities..........10
Item 6.     Management's Discussion and Analysis or Plan of Operation.........12
Item 7.     Financial Statements..............................................17
Item 8.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure...............................17
Item 8A.    Controls and Procedures...........................................18
Item 8B     Other Information.................................................19


                                 PART III
Item 9.     Directors, Executive Officers, Promoters and Control Persons
            of the Registrant; Compliance with Section 16(a) of the Act.......19
Item 10.    Executive Compensation............................................20
Item 11.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters........................21
Item 12.    Certain Relationships and Related Transactions....................22
Item 13.    Exhibits..........................................................23
Item 14.    Principal Accountant Fees and Services............................24
            Signature Page....................................................25
            Financial Statements....................................F-1 to  F-21

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


ITEM 1. DESCRIPTION OF BUSINESS.

General
-------

NextPhase Wireless, Inc. is a connectivity company that specializes in delivering integrated Internet, voice and data communications solutions to our customers. We offer a full portfolio of connectivity solutions, including dial-up access, DSL, wireless, T1, co-location and web-hosting. We design, deploy and operate our own wireless networks, and we also provide wireless connectivity solutions to businesses and municipalities.

NextPhase has been operating in this business since August 3, 2004 when we acquired our subsidiary NextPhase Technologies, Inc. in a share exchange transaction which is described below under the heading "Corporate History". Accordingly, the company has limited operating history upon which prospects and future performance can be evaluated. Before August 3, 2004 we had no revenues while we incurred expenses in developing our business. Although the company generated approximately $643,000 in revenues in fiscal year 2006, it continues to incur relatively substantial expenses in the development of its business.

NextPhase continues to develop an integrated portfolio of connectivity products and services which include:

o Operating as an Internet Service Provider (ISP) of tiered Internet connectivity services to business and residential subscribers, nationwide.

o Design, deployment, operation and support of integrated wireless networking solutions.

o Bundling multiple technologies, such as Broadband Wireless Access (BWA), Voice over Internet Protocol (VoIP) and WiFi, along with a high service component that target vertical markets such as public safety, transport and homeland security.

NextPhase is exploiting the broadband connectivity and integration markets, by:

o Developing and deploying our portfolio of connectivity products and services.

o Continuing to develop our management team with best-in-class experienced executives and professionals.

o Seeking strategic alliances, relationships, and acquisitions to augment the growth of our connectivity products and services operations.

o Growing our market share and extending our footprint through selective acquisitions and franchise and licensing programs.


Business Model
--------------

NextPhase is developing an integrated portfolio of innovative connectivity products and services in the following divisions:

     o NEXTPHASE BROADBAND operates as an Internet Service Provider (ISP) from our Network Operations Centers (NOCs) in Anaheim, CA and Marietta, GA, providing tiered Internet connectivity services (utilizing both wired and wireless technologies) to business and residential subscribers. We significantly expanded our capability and customer base in this area by acquiring the assets of Synkronus, Inc. in April 2006. Since the acquisition, we operate our ISP business under the name SpeedFactory. We are extending our wireless "footprint" by negotiating the deployment of network repeaters at strategic geographic locations, and plan to expand further through strategic alliances and selective acquisitions. By broadening our range of connectivity offerings to include DSL and T1 circuits in addition to our wireless capabilities, we have been able to provide connectivity services to customers outside our physical "footprint" and also to develop value-added redundancy and failover offerings by combining multiple technologies.

     o NEXTPHASE PROFESSIONAL SERVICES designs, deploys, operates and supports wireless connectivity solutions. We leverage our relationships with leading manufacturers, distributors and service partners to offer a broad range of turnkey solutions and individually customized services to customers in our target markets, such as municipalities, enterprises and large-scale systems integrators. Leveraging our operational expertise and experience from designing and building the networks that supports our fast-growing wireless ISP business, we also design, build, deploy and operate large-scale NextZone(TM) and NextMetro(TM) networks in conjunction with, or on behalf of, clients such as property developers and municipalities. NextZone(TM) and NextMetro(TM) networks extend the hotspot concept, both in terms of scale and by including a service layer that is tailored to the specific needs of targeted markets.

          o NextZone(TM) networks are primarily targeted at property developers (both commercial and residential), stadiums, airports, small municipalities, etc. and provide them with the capability to provision, deliver, monitor and invoice end-consumers for Internet connectivity services (or they can contract with us to do some or all of that on their behalf).

          o NextMetro(TM) networks builds upon the NextZone(TM) offering in three key ways; scale, integration and multi-use:

               o In terms of scale, NextMetro(TM) networks are targeted at major municipalities and large enterprises; customers whose needs are complex and who are looking for comprehensive connectivity solutions.


               o While NextZone(TM) networks tend to be stand-alone solutions (the networks usually consisting of a sizeable backhaul connection to the Internet, with point-to-multipoint wireless connectivity to the end-customers, aggregating and servicing the demand ) that provides initial connectivity or extends existing connectivity, NextMetro(TM) networks often require extensive integration into existing network infrastructures, which often incorporate multiple connectivity technologies (e.g. fiber, leased lines, CDMA, etc.).

               o In terms of traffic and usage, NextZone(TM) networks are primarily used for connectivity to and from the Internet, with some secondary uses dependent on the specific customer and their application requirements (e.g. video surveillance, remote monitoring, VoIP, etc.). The traffic / usage patterns for NextMetro(TM) networks are often more complex, with requirements to provide multiple service types with differing Quality of Service (QoS) expectations to different end-users. An example would be a major municipality requiring a combination of services that could include: mobile data/voice connectivity for police, public transportation and EMS vehicles; enterprise-level connectivity for municipal offices; Virtual Private Network
                    (VPN) connectivity for employees; tiered paid-access broadband connectivity services for businesses, residents and visitors (potentially including `free' connectivity services in specific geographic locations for economic development purposes).


Market Opportunity
------------------

In refining our business model, we have identified multiple niche market opportunities that we are actively pursuing.

     O    NEXTPHASE BROADBAND

          o    SMALL TO MIDSIZE BUSINESSES (SMBS)
               SMBs are not served well by traditional connectivity technologies. As they're often physically located outside the footprint of cable providers (who primarily focus on residential markets), their choices are often limited to services provided by their telephone companies such as DSL and T1 circuits. The majority of DSL services are asynchronous in nature, with faster download speeds than upload capabilities. This can result in bottlenecks for companies who need to transmit a lot of data. While T1s offer fast, synchronous connections (1.5 Mbps each way), they are relatively expensive for small businesses, generally have long installation lead times and are not scaleable as connectivity needs grow. NextPhase has developed a range of flexible, scalable and cost-effective solutions that target the connectivity needs of SMBs, letting them focus on growing their businesses.

          o    UNDERSERVED / FAST GROWING RESIDENTIAL MARKETS
               The high deployment costs for traditional technologies such as cable and DSL often results in `cherry picking' of high-density markets, leaving rural and low-density markets underserved. In addition to being expensive to deploy (ten times more costly than wireless infrastructure), it is also very time consuming to deploy, resulting in a `window of opportunity' for technologies that can be rapidly and cost-effectively deployed. By deploying wireless connectivity technologies, NextPhase can `light up' marginal markets faster and at lower cost than any competing technology, providing cost-effective connectivity services to markets that enjoy little or none of the pricing pressures seen in more attractive markets.

          o    NATIONWIDE DSL RESELLER OF CHOICE
               As part of the 1996 Telecommunications Act, pro-competitive rules governing network unbundling were introduced by the FCC, enabling other ISPs to access to the carriers' networks at discounted rates. While the DSL market is fiercely competitive and very price-sensitive at the lower end of the market, NextPhase has identified niche opportunities for differentiated services. In particular, we believe that there is a growing market for cost-effective, high-touch (enabled through automation and integration) connectivity services to customers alienated by impersonal Service Providers. Our market research suggests that this segment is not as price sensitive and is willing to pay a premium for offerings that include high customer service / technical support components. In order to serve this segment, we have negotiated favorable reseller agreements that allow us to offer DSL and T1 services nationwide, with us providing the additional service layer.


     O    NEXTPHASE PROFESSIONAL SERVICES

          o    TIER 1 MUNICIPAL MARKETS
               Many of these high profile projects are being won by large scale system integrators, who often have relatively little in-house expertise in wireless integration and implementation, and in RF projects in general. We are still relatively early in the life cycle for projects of this nature, with few deployments of this size or level of complexity. From a capital perspective, the technologies being deployed are not yet mass market and so the associated economies of scale are not yet realizable. From a revenue perspective, the business models are still evolving and it remains uncertain whether forecasts will be realized in the short-term. By positioning ourselves as a trusted advisor to the general contractors responsible for these large-scale projects, we have an opportunity to leverage our experience and expertise, allowing us to maximize our returns while minimizing our levels of risk and exposure.

          o    TIER 2 / 3 MUNICIPAL MARKETS
               While competition to build out wireless capabilities in Tier 1 markets has been intense (where traditional connectivity technologies are often readily available, or at least available in the high-margin neighborhoods), smaller cities are often overlooked and underserved by traditional providers who have been slow or reluctant to build out broadband infrastructure in these markets. While these markets often escape the `loss leader' predatory pricing seen in the Tier 1 markets, the lower density and often lower percentage of high-margin business customers results in more complex, multi-use networks (e.g. public, commercial, government and public safety traffic, all utilizing the same network infrastructure) being the only way that the projects can be made viable. NextPhase's integration capabilities are key differentiators in this segment, and we are partnering with wireless equipment manufacturers, municipalities and agencies in designing, deploying, operating and supporting complex (often multi-use) wireless networking solutions.

          o    VERTICAL MARKETS - TRANSPORTATION / MOBILE SECURITY
               Homeland Security mandates and the associated funding that is being made available is rapidly transforming mobile security from a niche market to a major market. Wireless connectivity technologies are being deployed as a `wrapper' to the core technologies, allowing differentiating high value services to be defined and delivered. Again, NextPhase's integration capabilities and focus on service delivery are key differentiators in these markets. Through partnering with premiere manufacturers we enable the provision of enhanced mobile security solutions (i.e. extended capabilities, reduced operating costs) to regional and metropolitan transit authorities.


Business Strategy
-----------------

NextPhase operates in the rapidly evolving broadband connectivity industry, with our primary expertise and experience in the provision of broadband internet services and wireless connectivity and integration. In order to distinguish ourselves from the competition and to emerge as an acknowledged market leader, we focus on executing a disciplined business strategy that is highlighted by a seasoned management team, elite professional services, new market-driven products and innovative customer-centric marketing programs.

     o With the seasoned executive team we've built, we have a lot of experience and expertise for a young company. We plan to continue to bring in best-in-class professionals and executives as we grow.

     o NextPhase Professional Services will continue to be a "jewel in the crown", establishing and reinforcing our reputation in the marketplace, serving as an important revenue source, and leveraging our experience and expertise in designing, deploying and operating wireless networks to provide turnkey connectivity solutions in target markets such as municipalities, public safety, transport, homeland security and others.

     o With the acquisition of SpeedFactory (completed post year-end), we are now focusing our broadband activities on becoming a national broadband internet service provider of choice. Our research has identified an opportunity for cost-effective, high-touch connectivity services to customers alienated by impersonal services provided by existing internet service providers. SpeedFactory's previous investment in automation and integration enables us to rapidly scale from our existing regional base in Georgia, and we have negotiated favorable reseller agreements with three leading telecommunication companies that allow us to offer those products and services on a nationwide basis.

     o Through a combination of strategic relationships and acquisitions, we plan to continue rolling out our portfolio of innovative connectivity products and services to customers in target markets across the U.S.

     o We plan to focus on growing market share and extending our "footprint" through selective acquisitions and the development and deployment of franchise and licensing programs.

Marketing Strategy
------------------

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

Building off the business strategy, our marketing strategy focuses on locating, attracting, and retaining customers. Our approach is to first establish and validate ourselves as a thought leader within our chosen segments, building relationships with all key industry participants and developing strong, recognizable brands in the marketplace. Once we capture `mind share', we will then utilize a combination of marketing tools to translate that into market share, with the goal of achieving market leadership.


Competition
-----------

NextPhase faces intense competition from:

     o Wireless equipment manufacturers relative to our manufacture of wireless products.

     o Large, medium and small scale system integrators relative to our wireless professional services business.

     o Cable, DSL, fiber optic lines and satellite communication providers relative to our broadband connectivity business.

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

o    WIRELESS PROFESSIONAL SERVICES

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

          o Large scale system integrators, such as IBM, Hewlett Packard, CSC.

          o Medium-size system integrators, such as Avaya, Alcatel and Siemens.

          o Specialized wireless engineering and integration firms, such as WPCS International and Business Information Group (BIG).

          o    Smaller "garage shop" cellular and tower installation companies.

     As wireless installations have become more complex, a distinction is being drawn between those companies with to `soup to nuts' capabilities, from design through deployment to operation and maintenance (either having the skills themselves or access to them through strategic partnerships and alliances), and those that do not. As the bar continues to be raised, smaller "garage shops" are being excluded by enterprise-level customers, and also by leading wireless manufacturers and large scale integrators looking for partners.

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

O    BROADBAND WIRELESS ACCESS (BWA)

     By the end of 2005, the worldwide installed base for broadband connections had grown from 130 million in 2004 to 221 million connections. Forecasts suggest that the market will further grow to 286 million connections by the end of 2006, and 448 million connections by 2010. In building out this market, the key challenge that every provider faces has been in cost-effectively connecting their customers to the Internet backbone. Various technologies such as cable, DSL, fiber, satellite, wireless and leased line, have been deployed to bridge this `last mile', and have met with varying degrees of success and resultant market share.

     While cable and DSL currently represent approximately 90% of the residential market, they are not a universal panacea. In particular, rural markets have proven uneconomic to cable and their telephone infrastructure does not always support DSL because it is a distance-sensitive technology. In addition, areas of many urban markets, for example 40% of Greater Philadelphia, and many smaller regional markets have been overlooked as incumbent providers such as telephone companies and cable providers focus on the more attractive metropolitan markets.

     In the business market, the high-end continues to be dominated by leased lines, with DSL leading the low-end. Cable has limited coverage in this market because the underlying infrastructure is often not present.

     Research indicates that today the broadband wireless access market is fragmented, with over 3000 companies providing solutions in niche markets across the U.S. The advent of common technology standards, which is driving down costs and promoting compatibility and interoperability, and Intel's support in seeding the market by building awareness, educating the customer base and creating demand, is driving rapid change. While it currently has relatively low market penetration, management believes that wireless broadband is poised to become a market leader for both fixed and mobile connectivity.

          In terms of competition, the BWA market can be divided into three groups:

               o telcos and leading ISPs looking to cost-effectively extend their reach and presence,

               o well-funded national and regional WISPs such as Towerstream, Clearwire and Speakeasy pursuing aggressive roll-out and roll-up strategies in both business market, which is their primary focus.

               o the residential market and smaller WISPs providing connectivity, primarily to residential consumers, in single locations.

          Increasingly, the smaller WISPs are being squeezed as price wars between cable and DSL operators have brought prices down to uncompetitive levels and the underserved market continues to shrink from 40% of zip codes with no high speed providers in December 1999, to 5% in December 2004. Continuing high Consumer Premises Equipment
          (CPE) costs, little opportunity to negotiate favorable bandwidth costs, limited marketing expertise and restricted access to funding alternatives means that the smaller WISPs are in no position to compete on price.


Suppliers
---------

NextPhase selects "best-of-breed" components and equipment for our products and services, which are readily available from several vendors at relatively similar prices. Accordingly, we are not dependent on any suppliers.


Customers
---------

NextPhase began developing its customer base in August 2004 when we acquired our wholly owned subsidiary, NextPhase Technologies, Inc. With the recent acquisition of the SpeedFactory assets from Synkronus, Inc. (completed after the 2006 fiscal year-end), we have increased that customer base by over 1100%, from approximately 250 to 3000 customers. We believe that if we lose one or more current or future customers, we will readily be able to replace them with new customers. We receive a substantial portion of our professional services customers through our relationships with large scale wireless equipment manufacturers and system integrators. If we lose any of these relationships, we may experience a slow down in volume of customers for a period of time until we develop similar relationships with other wireless equipment manufacturers and system integrators. We cannot predict our business will develop or that our customer base will continue to expand as we expect.


Research and Development
------------------------

The company focuses its research and development efforts on products, services and methodologies that enable it to build on its expertise in designing, deploying, operating and supporting connectivity solutions. The company does not currently conduct pure, general research, but focuses upon developing specific, marketable products and services which the company has the current capability to deliver.

For the fiscal year ended March 31, 2006, the company specifically focused on developing a range of innovative connectivity solutions designed to satisfy the connectivity needs of municipalities and enterprises:

o    NextZone(TM) Connectivity Solutions
     An innovative range of connectivity products and services that can be integrated with existing infrastructure (copper, fiber, ethernet, etc.) to provide flexible, scalable, reliable and cost-effective connectivity solutions.

o    Sudden Network(TM) Solutions
     A portfolio of innovative products and services that enable design, deployment and management of 'on demand' networks, enabling rapid and cost-effective extension of existing networks, either to satisfy spikes in demand or to provide additional functional requirements. The same technologies can also be rapidly deployed in response to unplanned events, offering timely support for emergency responders, and business continuity / disaster recovery for impacted communities and businesses.

o    NextNode Virtual Networks(TM)
     Leveraging our partner's 20,000 route miles of metro and regional fiber, NextNode Virtual Networks(TM) combines an 'on-net' fiber backbone with a wireless 'last mile' to deliver flexible, reliable, scalable and cost-effective connectivity solutions to customers nationwide.



Intellectual Property
---------------------

NextPhase's proprietary wireless products are based on readily available component parts, units and off-the-shelf software. Our technology is not patented, nor have we obtained or applied for, copyright registration for our products. The configuration and specifications of our products and the compilation, integration, bundling or embedding of component parts and software which comprises our products are protected as a trade secret.

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

Government Regulation
---------------------

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

Several changes by the FCC were approved within the last several years including changes in the availability of spectrum, as well as the granting of an interim waiver. These approved changes could create opportunities for other wireless networking products and services. There can be no assurance that new regulations will not be promulgated, that could materially and adversely affect our business and operating results. It is possible that the United States and other jurisdictions will adopt new laws and regulations affecting the pricing, characteristics and quality of broadband wireless systems and products. Increased government regulations could:


     o    decrease the growth of the broadband wireless industry;

     o    hinder our ability to conduct business internationally;

     o    reduce our revenues;

     o    affect the costs and pricing of our products;

     o    increase our operating expenses; and

     o    expose us to significant liabilities.

Any of these events or circumstances could seriously harm our business and results of operations.

Personnel
---------

We have thirteen full time employees and one contract part-time employee. Nine full time employees are located at our corporate offices in Anaheim, California, with the remaining employees located at our office in Marietta, Georgia.


Corporate History
-----------------

NextPhase Wireless, Inc. was incorporated on August 28, 1995 in Nevada under the name of Professional Mining Consultants, Inc.

On August 3, 2004 the company, then known as Edison Renewables, Inc., consummated a share exchange in which it issued 12,943,000 shares of common stock, or approximately 76% of the company's outstanding common stock, to the shareholders of NextPhase Technologies, Inc. ("NTI") in exchange for all of the shares of NTI. As a result, NTI became a wholly owned subsidiary of the company. NTI did not have an operating business. Its assets were technology related to high-speed wireless networks, which had an ability to penetrate populated areas, and special antennas and equipment in the area of microwave technology.

Prior to August 3, 2004 the company had no revenues, while it incurred expenses in the development of its business. In fiscal year 2006 NextPhase generated approximately $643,000 in revenues and continued to incur relatively substantial expenses to develop its business.

The company's corporate address is 300 S. Harbor Blvd, Anaheim, CA 92805 and its telephone number is (800) 748-5548. The company maintains a website at www.npwireless.com. Information contained on the website is not part of this report.


Subsidiaries
------------

The company has two wholly owned subsidiaries.

     o SPEEDFACTORY, INC., a Nevada corporation, which operates the company's Internet Service Provider business.

     o NEXTPHASE TECHNOLOGIES, INC., a California corporation, which does not currently have any operations.


Available Information
---------------------

The company files annual, quarterly and reports, proxy and information statements, and registration statements with the Securities and Exchange Commission. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as the company that files electronically with the SEC and state the address of that site (http://www.sec.gov).



ITEM 2. DESCRIPTION OF PROPERTY.

The company leases 1,748 square feet of Class A office space at 300 S. Harbor Blvd., Suite 500, Anaheim, California, which serve as the corporate offices and company headquarters. The monthly cost of this office space is $2,359 and the lease expires on October 31, 2009.

The company also leases 2,767 square feet of additional Class A office space in the same building as its corporate offices. The monthly cost of this office space is $3,598 and the lease expires on April 30, 2009.

The company also leases 1,169 square feet of data center space in the same building as its corporate offices. This space serves as the company's main data facility and houses the equipment that provides broadband Internet service to the surrounding areas. The monthly cost of this data center space is $2,630.25 and the lease expires on November 30, 2008.

Effective April 1, 2006, the company leased approximately 2,000 square feet of space in Marietta, Georgia, to house its acquisition of certain assets of Synkronus, Inc. This lease calls for monthly payments of $2,350 and has a one-year term.

NextPhase's facilities are adequate for its current needs and anticipated needs for the next 12 months. However, in the event we consummate any acquisitions in the future, we may need additional or alternative space.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None




                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES.

NextPhase Wireless' common stock trades in the over-the-counter market and is quoted on the OTC Bulletin Board under the trading symbol NXPW. As of June 22, 2006, we had 24,293,921 shares of common stock issued and outstanding.

The following table sets forth, for the periods indicated, the high and low bid prices per share of our common stock as quoted on the OTC Bulletin Board. The quotations reflect inter-dealer quotations without retail markup, markdown, or commission, and may not represent actual transactions.

         Source: www.quotemedia.com
                 ------------------



                            High           Low
                           ------        ------
2006 Fiscal Year
----------------

First Quarter              $ 2.50        $ .93
Second Quarter               1.25          .25
Third Quarter                 .40          .22
Fourth Quarter                .45          .20

2005 Fiscal Year
----------------

First Quarter              $ 2.50        $ .25
Second Quarter                .55          .55
Third Quarter                1.15          .45
Fourth Quarter               1.50          .30






As of June 22, 2006, the last reported sale price of the company's stock was $0.16 per share.


Dividend Policy
---------------

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

Holders
-------

There were 424 stockholders of record of the company's common stock as of June 22, 2006.


Securities Authorized for Issuance under Equity Compensation Plans
------------------------------------------------------------------

NextPhase Wireless adopted its 2003 Equity Participation Plan on February 24, 2003. Our shareholders approved the adoption of the plan by majority written consent on the same day. No securities have been granted or issued under this plan.

NextPhase Wireless, adopted its 2005 Employee Stock Compensation Plan on
October 19, 2005. This plan has not been approved by the company's stockholders. This plan is used to issue shares of common stock of NextPhase to the employees of NextPhase Wireless and its subsidiaries, in payment of wages, salary, bonuses or other compensation from time to time. No options, warrants or other rights exercisable or convertible into common stock or other securities of the company, are issuable under this plan.

The plan is currently administered by a Compensation Committee selected by the Board.

NextPhase Wireless has reserved a total of 20,000,000 shares of common stock for issuance under the plan. As of March 31, 2006, 2,944,473 shares of common stock had been issued and 17,055,527 shares remained available for issuance under this plan.

As a condition to receiving shares under the plan, the employee receiving the shares must consent in writing to accept shares in payment of wages, salary, bonus or other compensation, as the case may be, prior to the issuance of shares to that employee under the plan.

The board of directors of NextPhase may terminate the plan at any time or make amendments or modifications which the board deems advisable from time to time, including among other things

o Increasing the maximum number of shares which can be issued under the plan, and

o Changing the designations of class of employees who are eligible to receive shares under the plan.


Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
------------------------------------------------------------------------

All of the shares listed below were offered and sold under the exemption from registration provided by Section 4(2) of the Securities Act of 1933.



                                                                                        Type of
Holder Name                   Date Sold     Number of Shares      Total Price         Consideration
----------------------------- ----------- -------------------- ------------------ ---------------------
Alex Gianetti                 7/22/2005                20,000             10,000    Cash
Hazar Marwan Alemem           7/8/2005                 13,200             10,560    Finders fee
Lynbrook Partners LLC         7/22/2005                20,000              8,600    Payment of trade debt
Rene Cummings                 7/26/2005                40,000             14,000    Finders fee
Crescent Fund LLC             8/25/2005               500,000            150,000    Services
Damon Brewer                  1/27/2006                10,000              2,500    Sign on bonus
Tim Waite                     1/27/2006                10,000              2,500    Sign on bonus
Stephen Taylor                1/27/2006                23,456              7,818    Services
John Trueman                  1/27/2006                23,456              7,818    Services
Pasadena Capital Partners     1/27/2006               400,000            100,000    IR Services
Market Solutions LLC          3/8/2006                 20,000              6,400    IR Services
OTC Picks LLC                 3/8/2006                120,000             33,600    IR Services

                                          -------------------- ------------------

                                                    1,200,112          $ 353,796
                                          ==================== ==================

         All of the sales described above were made above were made

          o directly by us to persons with whom management had direct contact and personal relationships, and

          o to persons who were introduced to us by members of our management.

The company did not pay any commission or provide underwriter discounts for shares sold for cash.

company also issued unregistered shares during fiscal year 2006 as previously reported in its Quarterly Reports on Form 10-QSB filed during the 2006 fiscal year.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Management's Discussion and Analysis is intended to help shareholders and other readers understand the dynamics of NextPhase Wireless Inc.'s business and the key factors underlying its financial results. It explains trends in NextPhase's financial condition and results of operations for the year ended March 31, 2006 compared with the operating results for the year ended March 31, 2005.

Forward Looking Statements.
---------------------------

Certain information contained in this report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Securities Litigation Reform Act will not apply to certain "forward looking statements" because we issued "penny stock" (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3a51-1 under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "explore", "consider", "anticipate", "intend", "could", "estimate", "plan", "propose", "seem", "hope" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

          o our ability to raise capital necessary to sustain our anticipated operations and implement our proposed business plan,

          o    our ability to implement our proposed business plan,

          o the ability to successfully integrate the operations of businesses we have acquired, or may acquire in the future, into our operations.

          o our ability to generate sufficient cash to pay our lenders and other creditors,

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



Business Overview
-----------------

NextPhase Wireless, Inc. is a connectivity company that specializes in delivering integrated Internet, voice and data communications solutions to our customers. We offer a full portfolio of connectivity solutions, including dial-up access, DSL, wireless, T1, co-location, web-hosting, etc. Designing, deploying and operating our own wireless networks, we also provide wireless connectivity solutions to businesses and municipalities.

NextPhase has been operating in this business since August 3, 2004 when we acquired our subsidiary NextPhase Technologies, Inc. in a share exchange transaction. Accordingly, the company has limited operating history upon which prospects and future performance can be evaluated. Before August 3, 2004 we had no revenues while expenses were incurred in the development of the business. Although the company generated approximately $643,000 in revenues in fiscal year 2006, it continues to incur relatively substantial expenses in the development of its business.

NextPhase continues to develop an integrated portfolio of connectivity products and services which include:

o Operating as an Internet Service Provider (ISP) of tiered Internet connectivity services to business and residential subscribers.

o Design, deployment, operation and support of integrated wireless networking solutions.

o Bundling multiple technologies, such as Broadband Wireless Access (BWA), Voice over Internet Protocol (VoIP) and WiFi, along with a high service component that target vertical markets such as public safety, transport and homeland security.

NextPhase is exploiting the broadband connectivity and integration markets, by:

o Developing and deploying our portfolio of connectivity products and services.

o Continuing to develop our management team with best-in-class experienced executives and professionals.

o Seeking strategic alliances, relationships, and acquisitions to augment the growth of our connectivity products and services operations.

o Growing our market share and extending our footprint through selective acquisitions and franchise and licensing programs.


Financial Statement Overview
----------------------------

NextPhase has a limited operating history. NextPhase began generating revenue during the third quarter of the fiscal year-ended March 31, 2005. Our financial statements include the accounts of the company and our wholly owned subsidiary, NextPhase Technologies, Inc. ("NTI") which was formed on September 14, 2000.

NextPhase acquired all of the issued and outstanding common stock of NTI in a share exchange with NTI's shareholders on August 3, 2004. As a result of this transaction, NTI's former shareholders obtained control of NextPhase, which had no operations at that time. For accounting purposes, this acquisition has been treated as a reverse acquisition of NextPhase

The financial statements presented include the accounts of NextPhase Wireless, Inc., and NextPhase Technologies, Inc., a California corporation which does not currently have any operations.


Results of Operations
---------------------

For the year ended March 31, 2006, revenue increased to $643,367 compared to $40,758 during the twelve months ended March 31, 2005, an increase of $602,609 or approximately 1,479%. The increase was due to increased demand for the company's portfolio of connectivity products and services.

Cost of good sold was $519,404 for the twelve months ended March 31, 2006, compared to $9,539 during the twelve months ended March 31, 2005, an increase of $509,865 or 5,345%. The increase was primarily due to increased equipment and bandwidth costs used in providing the company's portfolio of connectivity products and services.

Gross profit increased to $123,963 for the year ended March 31, 2006, compared to $31,219 for the twelve months ended March 31, 2005. The increase in gross profit of $92,744 or 297% was due to increased demand for the company's portfolio of connectivity products and services.

Sales, General, and Administrative expenses were $ 2,968,115 for the twelve months ended March 31, 2006, compared to $3,650,972 for the twelve months ended March 31, 2005, a decrease of $ 682,857 or approximately 19%. The improvement in operations was due to better absorption of SG&A expenses as revenues increased over the year. The primary components of sales, general, and administrative expenses during the current year were non-cash compensation to employees and consultants of $1,395,045; payroll and related costs of $624,108; legal and accounting fees of $448,814; facilities and related expenses of $172,927; public relations and marketing costs of $87,979; travel and entertainment of $58,736; consulting and professional fees of $51,276; office supplies and expenses of $48,193; equipment rental and expenses of $44,445; and insurance (other than employee health insurance) of $11,232.

Depreciation and amortization expense was $70,248 for the twelve months ended March 31, 2006, compared to $15,028 for the prior period, an increase of $55,220 or approximately 367%. The difference is due an increase in depreciable assets during the current year as we implement our operating plan.

Acquisition costs were $0 during the current year, compared to $646,000 during the twelve months ended March 31, 2005.

Legal settlement income was $1,115,500 during the twelve months ended March 31, 2006, compared to $0 during the prior year. During the year ended March 31, 2006, the company settled all litigations which had been previously disclosed in the company's reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

Interest expense, net of interest income, was $65,027 during the twelve months ended March 31, 2006, compared to $4,239 during the prior period, an increase of $60,788 or approximately 1,434%. The increase is due to increased borrowings during the current period, as well as two capital leases for the acquisition of furniture and equipment.

Other (income) expense was $(2,000) during the twelve months ended March 31, 2006, compared to $0 during the twelve months ended March 31, 2005. During the current period, the company recognized a gain on the sale of marketable securities of $2,000.

For the reasons above, the company had a net loss of $ 1,861,927 or $0.08 per share during the twelve months ended March 31, 2006, a decrease of $2,423,093 or approximately 57% compared to a net loss of $4,285,020 or $0.30 per share compared to the twelve months ended March 31, 2005.



Liquidity and Capital Resources
-------------------------------

As of March 31, 2006, the company had a cash balance of $35,847, and the company's accumulated deficit was $6,154,787. Total liabilities were $1,782,306, consisting of notes payable, capital leases payable, trade accounts payable and accrued liabilities, and deferred revenue.


The notes payable are as follows:


O    CONVERTIBLE NOTE PAYABLE IN THE AMOUNT OF $30,000 PAYABLE TO A BOARD
     MEMBER.
     The note bears interest at the rate of 6% per annum, and is due in full on April 1, 2007. Upon maturity, the note and accrued interest are convertible into common stock of the company at the lower of the fair market value of the company's common stock at the date of conversion or $0.32 per share. The minimum price at which the note and accrued interest may convert is $0.15 per share. There was no beneficial conversion feature embedded in this note at the time of issuance. At March 31, 2006, the book value of this note is $30,000.

O    NOTE PAYABLE TO FORMER COMPANY OFFICER FOR EQUIPMENT PURCHASED.
     The note is payable in twelve monthly installments, ten installments of $8,900 and two installments of $9,000. The note is secured by the assets purchased. During the twelve months ended March 31, 2006, the company made principal payments of $71,200. The final payment is being held, pending settlement of other outstanding transactions between the company and the ex-officer. At March 31, 2006, the book value of this note is $9,100.

Capital lease payable is as follows:

o    CAPITAL LEASE PAYABLE IN THE AMOUNT OF $11,715 FOR FURNITURE.
     This lease is payable in the amount of $360 per month through April 15, 2009. During the twelve months ended March 31, 2006, the company capitalized assets in the amount of $13,291 pursuant to this lease, and made principal payments in the aggregate amount of $1,576. The company will assume ownership of this furniture upon making the final of these payments in April, 2009. At March 31, 2006, the principal amount due under this lease is $11,715.

The company's cash on hand may be insufficient to fund its planned operating needs. The company completed the acquisition of SpeedFactory in April 2006, and management expects this acquisition to positively impact the company's revenue and cash flow. Management is continuing to pursue new debt and/or equity financing and is continually evaluating the company's cash burn rate and capital needs. During the year ended March 31, 2006, the company has satisfied its cash requirements to date primarily through cash advances of $800,000; notes payable in the amount of $55,000; private placements of common stock valued at $445,000; and non-cash compensation issued in lieu of payment for services in the amount of $1,395,045.

NextPhase plans on continuing to fund working capital requirements, necessary equipment purchases, marketing costs, and other operations for the next year and foreseeable future by raising capital through the sale of equity and/or debt securities, issuing common stock in lieu of cash for services and by advances from shareholders.

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

The independent auditors report on our March 31, 2006 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.


Off-Balance Sheet Arrangements
------------------------------

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditures or capital resources that is material to investors.


Inflation
---------

In the opinion of management, inflation has not had a material effect on the company's financial condition or results of its operations

New Accounting Pronouncements
-----------------------------

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In February 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS
140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, ("FAS 154"), "Accounting Changes and Error Corrections." FAS 154 establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. FAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. FAS 154 becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of FAS 154 to have a material impact on our financial position, cash flows or results of operations.

In December 2004, the FASB issued FASB Statement No. 123(R), ("FAS 123(R)"), "Share-Based Payment," which is a revision of FASB Statement No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation." FAS 123(R) supersedes APB Opinion No. 25, (APB 25), "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the date of grant and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Excess tax benefits, as defined by FAS 123(R), will be recognized as an addition to common stock. In April 2005, the SEC adopted a new rule that amends the compliance dates for FAS 123(R). In accordance with the new rule, we implemented FAS 123(R) at the beginning of our interim period that begins January 1, 2006. The Commission's new rule does not change the accounting required by FAS 123(R); it changes only the dates of compliance.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). An entity may make a one-time election to adopt the transition method described in this guidance and may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this guidance, which was November 11, 2005. The company has elected not to adopt the alternative transition method provided in FAS 123(R)-3 for calculating the tax effects of share-based compensation pursuant to SFAS 123(R).

Effective January 1, 2006, the company adopted FAS 123(R) using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of FAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at January 1, 2006 will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. In accordance with the modified prospective transition method, our statements of operations for periods prior to January 1, 2006 will not be restated to reflect the impact of FAS 123(R).

Our calculation of share-based compensation expense in future periods will be calculated using the Black-Scholes option valuation model and will include the portion of share-based payment awards that is ultimately expected to vest during the period and therefore will be adjusted to reflect estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred. For share awards granted after January 1, 2006, expenses will be amortized under the straight-line attribution method. For share awards granted prior to 2006, expenses are amortized under the straight-line single option method prescribed by SFAS 123. We expect that our adoption of FAS 123(R) in the interim period commencing on January 1, 2006 will have a material impact on our results of operations and net loss per share.


ITEM 7. FINANCIAL STATEMENTS.

The financial statements required by this item are included in this report after
Part III Item 14, beginning after page 26.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 8, 2004, upon recommendation of its Board of Directors, the company dismissed its certifying accountant, Abrams & company, P.C. ("Abrams"). Abram's report on the company's financial statements for of the two fiscal years ended March 31, 2004 and 2003 did not contain any adverse opinion or disclaimer of opinion; however, the audit reports for the years ended March 31, 2004 and 2003 contained an explanatory paragraph regarding the substantial doubt about the company's ability to continue as a going concern. There were no disagreements with Abrams on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, during the two fiscal years ended March 31, 2005 and during the interim period ended November 8, 2004, which, if not resolved to Abram's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report, as required by Item 304(a)(3) of Regulation S-B. The company engaged Russell Bedford Stefanou Mirchandani LLP (" Russell Bedford Stefanou Mirchandani") as its certifying accountant as of November 8, 2004 for the company's fiscal year ending March 31, 2005. The company has not consulted Russell Bedford Stefanou Mirchandani previously.


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


Evaluation of Disclosure Controls and Procedures
------------------------------------------------

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequately effective as of March 31, 2006 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.


Changes in Internal Control over Financial Reporting
----------------------------------------------------

As required by Rule 13a-15(d), the company's Chairman and Chief Financial Officer, also conducted an evaluation of the company's internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

During the preparation of the company's financial statements as of and for the year ended March 31, 2006, the company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the company has initiated the changes in internal control, to the extent possible given limitations in financial and manpower resources, also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.


Lack of Adequate Financial and Management Resources.
----------------------------------------------------

In April 2006 NextPhase Wireless closed the acquisition of its SpeedFactory business by purchasing the assets of Synkronus, Inc. The expansion of the company's business through the SpeedFactory acquisition has caused a significant short-term increase in required information and financial analysis. NextPhase Wireless' current financial and management resources have proven to be inadequate to address this increased workload in order to complete and file the company's Annual Report on Form 10-KSB for the year ended March 31, 2006 on a timely basis. As a result, the company has redesigned work processes, reallocated responsibilities between existing employees and engaged additional contract resources to bolster its finance and accounting team and correct this material weakness. The company feels that these measures will improve the quality of future period financial reporting and timeliness in completing reports.

ITEM 8B. OTHER INFORMATION

None.




                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Management
----------

The following table sets forth the name, age and position of our executive officers, certain non-executive officers and directors:

     Name                   Age         Position and Offices with the company
     ------------------ ---------- ---------------------------------------------

     Stephen D. Young       52      Chairman of the Board
     Robert Ford            45      President, Chief Executive Officer, Chief
                                    Financial Officer, Treasurer and Director
                                    (Principal Executive Officer and Principal
                                    Financial Officer)
     Michael Jones          50      President of NextPhase International
                                    Division, Director

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

ROBERT FORD
Robert Ford became our Chief Executive Officer, Chief Financial Officer, Treasurer and a Director of NextPhase in February 2006. From November 2002 to June 2004 Mr. Ford was the Global Corporate Communications Manager at E.I. DuPont Nemours. From June 2001 to November 2002 he was the Chief Information Officer of DuPont Solutions and Services. From January 2001 to November 2002 Mr. Ford served as the Chief Technology Officer of DuPont Global Services. From September 1998 to November 2002 he was a Business Manager of DuPont Communications Solutions. Prior to that, from September 1997 to September 1988, Mr. Ford was the Chief Information Officer of DuPont External Affairs. Mr. Ford received his B.S. in Applied Science (Computing/Economics) from Wolverhampton University (UK) and his M.B.A. from Bradford University (UK).


MICHAEL JONES
In August 2004, Michael Jones was elected a Director of NextPhase. In February 2006, Mr. Jones was elected President of the NextPhase International division. Since April 1, 2004, Mr. Jones has been a Director of NextPhase Technologies, Inc., which became our wholly owned subsidiary as a result of a share exchange in August 2004. From June 2001 to August 2004, Mr. Jones was an independent consultant, specializing in the technology and communications industries and specifically on broadband, wireless data, and emerging technologies sectors. From August 1999 to June 2001, Mr. Jones was the Vice President of Network Engineering and Operations for Flashcom, Inc. Prior to that, Mr. Jones was Vice President of Network Operations for IBCTV, Inc. from February 1998 to August 1999.


Audit Committee
---------------

We do not have an audit committee, and accordingly we do not have an audit committee financial expert. Currently we have three members of the Board of

Directors, none of whom are independent. The Board of Directors plans to seek qualified candidates for election as independent board and audit committee members. We cannot anticipate when we will have independent board members' elected or will establish an audit committee.


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 "reporting persons," including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended March 31, 2006. To our knowledge, during the fiscal year ended March 31, 2006, our officers, directors and 10% stockholders complied with all
Section 16(a) filing requirements applicable to them, except that Stephen Young filed eight Forms 4 reporting 17 transactions late, Robert Ford filed three Forms 4 reporting three transactions late, and Viper Networks, Inc. filed one Form 4 reporting one transaction late.

Code of Ethics
--------------

NextPhase has adopted a Code of Business Conduct and Ethics that applies to its Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer as Controller, or persons performing similar functions, as well as the company's other officers and managers, and the company's directors.

NextPhase's Code of Business Conduct and Ethics is posted on the company's website at: http://www.npwireless.com/ethics-policy.shtml

NextPhase will furnish a copy of its Code of Business Conduct and Ethics without charge to any person upon request made in writing to NextPhase Wireless, Inc., 300 S. Harbor Blvd., Suite 500, Anaheim, California 92805 Attention: Secretary.




ITEM 10. EXECUTIVE COMPENSATION.


                                                     Annual Compensation
Name & Position                        Year        Salary            Bonus             Other
                                                                                   Compensation
------------------------------------- -------- ---------------- ----------------- ----------------
Robert Ford (1)                        2006     $120,000 (2)     $289,500 (3)        $     -
President and Chief                    2005     $ 30,000         $     -             $     -
Executive Officer                      2004     $     -          $     -             $     -

Steven D. Young (4)                    2006     $120,000 (5)     $ 22,500 (6)        $     -
Chairman of the Board                  2005     $ 30,000         $ 50,000            $     -
                                       2004     $     -          $     -             $     -

James Wray (7)                         2006     $120,000 (8)     $ 20,000 (9)        $     -
Former company Secretary and           2005     $ 30,000         $ 50,000            $     -
President, Broadband Division          2004     $     -          $     -             $     -




(1) Robert Ford became NextPhase's President and the Chief Executive Officer on February 4, 2005.

(2) Comprised of $14,038 in cash and 423,846 shares of common stock, valued at $0.25 per share.

(3) Comprised of 300,000 shares of common stock valued at $0.50 per share; 100,000 shares of common stock value at $0.27 per share; and 750,000 shares of common stock valued at $0.15 per share.

(4) Stephen D. Young was elected our Chief Executive Officer on August 3, 2004. He stepped down from this position when Mr. Ford joined NextPhase on February 4, 2005.

(5) Comprised of $16,535 cash and 413,860 shares of common stock valued at $0.25 per share.

(6) Comprised of 150,000 shares of common stock valued at $0.15 per share.

(7) James Wray served as the company's Vice President of Business Development from November 2004 to May 2005. He served as President of the company's Broadband Division from May 2005 to May 23, 2006. He served as a director of the company from August 2004 to May 23, 2006 and as Secretary from November 2004 to May 23, 2006.

(8) Comprised of $36,715 cash and 333,138 shares of common stock valued at $0.25 per share.

(9) Comprised of 125,000 shares of common stock valued at $0.16 per share.

     Officers and directors are eligible to receive stock options, restricted stock and other grants out of the company's 2003 Equity Participation Plan, and the company's 2005 Employee Stock Compensation Plan.

Employment Agreements
---------------------

     ROBERT FORD

     NextPhase and Robert Ford are parties to an employment agreement which provides, among other things:

          o    that Mr. Ford will serve as NextPhase's Chief Executive Officer,

          o for a term of three (3) years, commencing February 1, 2005, subject to earlier termination by either party in accordance with the Employment Agreement,

          o that Mr. Ford's salary shall be $120,000 per annum, payable by the company in regular installments in accordance with the company's general payroll practices

          o that Mr. Ford shall be eligible to receive additional stock bonuses under the company's 2005 Employee Stock Compensation Plan.




     STEPHEN YOUNG

     NextPhase and Stephen Young are parties to an employment agreement which provides, among other things:

          o    that Mr. Young will serve as NextPhase's Chairman of The Board,

          o for a term of three (3) years, commencing April 1, 2005, subject to earlier termination by either party in accordance with the Employment Agreement,

          o that Mr. Young's salary shall be $120,000 per annum, payable by the company in regular installments in accordance with the company's general payroll practices

          o that Mr. Young shall be eligible to receive additional stock bonuses under the company's 2005 Employee Stock Compensation Plan.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of June 22, 2006, regarding beneficial ownership of our common stock by

     o each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock;

     o    each of our directors;

     o each of the named executive officers; and all of our current executive officers and directors as a group.




Name and Address of             Number of Shares
 Beneficial Owner              Beneficially Owned       Percent of Class
-------------------           --------------------      -----------------

Stephen D. Young                  2,596,250                  10.3%
300 S. Harbor Blvd.
Suite 500
Anaheim, CA  92805


Robert Ford                       1,903,846                   7.6%
300 S. Harbor Blvd.
Suite 500
Anaheim, CA  92805


Michael Jones                     1,010,000                   4.0%
2304 Ruhland Avenue
Suite A
Redondo Beach, CA 90278



James Wray                        2,255,813                   9.0%
32459 Via Destello
Temecula, CA  92592




All Executive Officers and        5,510,096                  21.9%
Directors and Nominees for
Directors as a group
(3 persons)




ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

NextPhase and Robert Ford, and NextPhase and Stephen Young, are parties to employment agreements which is described under Item 10 "Executive Compensation".

ITEM 13. EXHIBITS.

2.1 Agreement and Plan of Share Exchange dated August 3, 2004 between NextPhase (a/k/a Edison Renewables, Inc.) and the stockholders of NextPhase Technologies, Inc.1

3.1         Articles of Incorporation.(2)

3.2 Certificate of Amendment to Articles of Incorporation, as filed on May 15, 2000.(2)

3.3 Certificate of Amendment to Articles of Incorporation, as filed on March 13, 2001. (2)

3.4 Certificate of Amendment to Articles of Incorporation, as filed on May 5, 2003.(2)

3.5 Certificate of Amendment to Articles of Incorporation as filed on January 21, 2005.(3)

3.6         Amended and Restated By-Laws.(4)

10.1        Asset Purchase Agreement between Edison and Buchanan ITS, LLC. (4)

10.2        $107,000 Promissory Note from Edison to Buchanan ITS, LLC.(5)

10.3 Employment Agreement dated February 1, 2005 between NextPhase and Robert Ford(6)

10.4 Employment Agreement dated April 1, 2005 between NextPhase and Stephen D. Young.

10.5 Master Lease Agreement date May 4, 2005 between Agility Lease Fund I, LLC and NextPhase(6)

10.6 Asset Purchase Agreement dated March 29, 2006 between Synkronus, Inc. and SpeedFactory, Inc.(7)

14 Code of Business Conduct and Ethics for Officers, Managers and Directors(6)

23.1        Consent of Registered Independent  Certified Public Accounting Firm

21          Subsidiaries

31 Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32 Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

-----------------------
(1) Incorporated herein by reference to the exhibit in the company's Quarterly Report for the period ended June 30, 2004.

(2) Incorporated herein by reference to the exhibits in the company's Annual Report on Form 10-KSB for the year ended March 31, 2003.

(3) Incorporated herein by reference to the exhibit in the company's Current Report on Form 8-K for an event dated January 21, 2005.

(4) Incorporated herein by reference to the exhibits to the company's Quarterly Report on Form 10-QSB for the period ended September 30, 2004.

(5) Incorporated herein by reference to the exhibit in the company's Registration Statement on Form S-8 Registration No. 333-117964 filed with the Securities and Exchange Commission on August 5, 2004.

(6) Incorporated herein by reference to the exhibit in the company's Annual Report on Form 10-KSB for the year ended March 31, 2005.

(7) Incorporated herein by reference to the exhibit in the company's Current Report on form 8-K filed with the Securities and Exchange Commission on April 12, 2006.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Russell Bedford Stefanou Mirchandani, have billed us approximately $40,325, for the audit of our financial statements for the year ended March 31, 2006 and the review of our financial statements included in our Quarterly Reports on Form 10-QSB for the periods ended June 30, September 30, and December 31, 2005.

Our principal accountants, Russell Bedford Stefanou Mirchandani, have billed us approximately $16,000, for the audit of our financial statements for the year ended March 31, 2005 and the review of our financial statements included in our Quarterly Reports on Form 10-QSB for the periods ended September 30, and December 31, 2004.

Our principal accountants did not bill us any fees for tax compliance, tax advice and tax planning for our fiscal years ended March 31, 2006 and 2005.

Our principal accountants did not bill us any fees for any assurance and related services for our fiscal years ended March 31, 2006 and 2005.

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



                                          NextPhase Wireless, Inc.
                                          (Registrant)

                                          By: /s/Robert Ford
                                             ----------------------
                                             Robert Ford, Chief Executive
                                             Officer, Chief Financial
                                             Officer and Director

                                             Date: July 14, 2006






In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                             /s/Robert Ford
                                             ----------------------
                                             Robert Ford, Chief Executive
                                             Officer, Chief Financial
                                             Officer and Director

                                             Date:  July 14, 2006



                                             /s/Stephen D. Young
                                             ----------------------
                                             Stephen D. Young, Chairman of
                                             the Board and Director

                                             Date: July 14, 2006




                                             /s/Michael Jones
                                             ----------------------
                                             Michael Jones, President NextPhase
                                             International Division and Director

                                             Date: July 14, 2006

                            NEXTPHASE WIRELESS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS

                             CONTENTS                                   PAGE

Report of Registered Independent Certified Public Accounting Firm        F-1

Consolidated Balance Sheet as of March 31, 2006                          F-2

Consolidated Statements of Losses for the years ended
March 31, 2006 and 2005                                                  F-3

Consolidated Statement of Deficiency in Stockholders' Equity for
the two years ended March 31, 2006                                       F-4

Consolidated Statements of Cash Flows for the years ended March
31, 2006 and 2005                                                        F-6


Notes to Consolidated Financial Statements                            F-8 - F-21

                  RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                         Certified Public Accountants

        REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
NextPhase Wireless Inc.
Anaheim, California

We have audited the accompanying consolidated balance sheet of NextPhase Wireless Inc. and subsidiaries (the "company") as of March 31, 2006 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for each of the two years in the period ended March 31, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the company at March 31, 2006 and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended March 31, 2006 have been prepared assuming that the company will continue as a going concern. As shown in the financial statements, the company has incurred net losses since its inception. This raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                              /s/RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                              -------------------------------------------
                                 Russell Bedford Stefanou Mirchandani LLP
                                      Certified Public Accountants
New York, New York
June 23, 2006

                             NEXTPHASE WIRELESS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                      March 31,
                                                                        2006
                                                                    -----------
ASSETS

Current assets

    Cash and cash equivalents                                       $    35,847
    Accounts receivable, net of reserve of $8,383                       199,211
    Other current assets                                                  2,628

                                                                    -----------

      Total current assets                                              237,686

    Property and equipment, net of accumulated
       depreciation of $84,698 (note 4)                                 226,371

    Other assets (note 5)                                                 8,037
                                                                    -----------

Total assets                                                        $   472,094
                                                                    ===========

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY

Current liabilities

    Accounts payable and accrued liabilities (note 6)               $   897,710
    Advances payable                                                    800,000
    Deferred revenue                                                     33,781
    Notes payable and capital lease - current portion (note 7)           12,718
                                                                    -----------

      Total current liabilities                                       1,744,209

    Notes payable and capital lease, long-term (note 7)                  38,097
                                                                    -----------

      Total liabilities                                               1,782,306

Commitments and contingencies (note 12)                                     --

(Deficiency in) stockholder's equity (note 8)
    Preferred stock, 0.001 par value: 20,000,000 shares
    authorized, no shares issued and outstanding                            --
    Common stock, $0.001 par value; 200,000,000 shares
       authorized; 23,136,309 shares issued and outstanding              23,136
    Additional paid-in capital                                        5,135,774
    Stock cancellation receivable                                      (250,000)
    Stock subscription payable                                           25,000
    Deferred Compensation                                               (89,335)
    Accumulated deficit                                              (6,154,787)
                                                                    -----------
      Total (deficiency in) stockholder's equity                     (1,310,212)

                                                                    -----------
Total liabilities and (deficiency in) stockholders' equity          $   472,094
                                                                    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            NEXTPHASE WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF LOSSES


                                                  For the Year    For the Year
                                                     Ended           Ended
                                                    March 31,       March 31,
                                                      2006            2005
                                                  ------------    ------------


Revenues                                          $    643,367    $     40,758

   Cost of revenue                                     519,404           9,539
                                                  ------------    ------------

Gross profit                                           123,963          31,219

Operating expenses:
   Selling, general and administrative expenses      2,968,115       3,650,972
   Depreciation                                         70,248          15,028
   Acquisition costs                                      --           646,000

                                                  ------------    ------------
      Total operating expenses                       3,038,363       4,312,000

Operating loss                                      (2,914,400)     (4,280,781)

Other (income) expense:
   Gain on legal settlement (note 10)               (1,115,500)           --
   Interest (income) expense                            65,027           4,239
   Other (income) expense                               (2,000)           --
                                                  ------------    ------------

      Total other (income) expense                  (1,052,473)          4,239

  Loss before income taxes                          (1,861,927)     (4,285,020)

   Provision for income taxes                             --              --

                                                  ------------    ------------
Net loss                                          $ (1,861,927)     (4,285,020)
                                                  ============    ============

Loss per share - basic and assuming dilution      $      (0.08)   $      (0.30)
                                                  ============    ============


                                                  ------------    ------------
Weighted average shares outstanding                 21,930,310      14,317,257
                                                  ============    ============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          NEXTPHASE WIRELESS, INC.
          CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                     FOR THE TWO YEARS ENDED MARCH 31, 2006



                                                                                                             Subscriptions Payable
                                                           Preferred Stock            Common Stock           ----------------------
                                                        --------------------   -------------------------     Quantity
                                                          Shares     Value        Shares        Value        Reserved       Value
------------------------------------------------------- ---------  ---------   -----------    ----------    -----------   ---------
                         Balance at March 31, 2004          --     $   --       4,000,000     $    4,000          --     $     --

Shares issued to consultants for services provided          --         --      11,785,000         11,785          --           --

Shares of NTI received in exchange for shares in
   NextPhase issued as per share exchange agreement         --         --     (12,943,000)       (12,943)         --           --

Shares of NextPhase issued as per share
   exchange agreement                                       --         --      12,943,000         12,943          --           --

Shares sold for cash                                        --         --       3,897,000          3,897          --           --

Common stock subscribed                                     --         --            --             --         210,000       52,500

Shares issued for equipment purchase                        --         --            --             --         560,000      140,000

Shares retained in reverse acquisition                      --         --         214,724            215          --           --

Cost of offering                                            --         --            --             --            --           --

Cost of stock purchase                                      --         --            --             --         350,000       87,500

Contributed capital                                         --         --            --             --            --           --

Net loss for the twelve months ended March 31, 2005         --         --            --             --            --           --

                                                        --------   --------   -----------    -----------    ----------    ---------

                         Balance at March 31, 2005          --     $   --      19,896,724     $   19,897     1,120,000   $  280,000


Common stock sold for cash                                  --         --         890,000            890          --           --

Common stock issued,  previously subscribed                 --         --       1,120,000          1,120    (1,120,000)    (280,000)

Discount on convertible notes payable                       --         --            --             --            --           --

Common stock subscribed in Blazen acquisition               --         --            --             --          50,000       25,000

Common stock issued for services                            --         --       4,124,585          4,124          --           --

Amortization of deferred compensation                       --         --            --             --            --           --

Cancellation of common stock in legal settlement            --         --      (2,895,000)        (2,895)         --           --

Warrants issued to consultant for services                  --         --            --             --            --           --

Shares to be cancelled in Rawlins settlement                --         --            --             --            --           --

Loss for the twelve months ended March 31, 2006             --         --            --             --            --           --
                                                        --------   --------   -----------    -----------    ----------    ---------

                         Balance at March 31, 2006          --     $   --      23,136,309     $   23,136        50,000   $   25,000
                                                        ========   ========   ===========    ===========    ==========    =========

                            NEXTPHASE WIRELESS, INC.
          CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED MARCH 31, 2006 AND MARCH 31, 2005
                                  (CONTINUED)

                                                                                                                         Total
                                                           Stock                        Additional                   Deficiency in
                                                         Cancellation    Deferred         Paid-in      Accumulated   Shareholders'
                                                         Receivable    Compensation      Capital        Deficit         Equity
------------------------------------------------------- ------------    -----------    -----------   ------------    -----------
                         Balance at March 31, 2004      $   --          $   --        $       640    $    (7,840)    $    (3,200)

Shares issued to consultants for services provided          --              --          2,934,465           --         2,946,250

Shares of NTI received in exchange for shares in
   NextPhase issued as per share exchange agreement         --              --               --             --           (12,943)

Shares of NextPhase issued as per share
   exchange agreement                                       --              --               --             --            12,943

Shares sold for cash                                        --              --            970,353           --           974,250

Common stock subscribed                                     --              --               --             --            52,500

Shares issued for equipment purchase                        --              --               --             --           140,000

Shares retained in reverse acquisition                      --              --               (215)          --              --

Cost of offering                                            --              --            (15,033)          --           (15,033)

Cost of stock purchase                                      --              --               --             --            87,500

Contributed capital                                         --              --              5,031           --             5,031

Net loss for the twelve months ended March 31, 2005         --              --               --       (4,285,020)     (4,285,020)

                                                        -----------    -----------    -----------    -----------     -----------

                         Balance at March 31, 2005      $   --          $   --       $  3,895,241    $(4,292,860)    $   (97,722)


Common stock sold for cash                                  --              --            444,110           --           445,000

Common stock issued,  previously subscribed                 --              --            278,880           --              --

Discount on convertible notes payable                       --              --             20,000           --            20,000

Common stock subscribed in Blazen acquisition               --              --               --             --            25,000

Common stock issued for services                            --           (183,600)      1,147,142           --           967,666

Amortization of deferred compensation                       --            165,521            --             --           165,521

Cancellation of common stock in legal settlement            --              --           (720,855)          --          (723,750)

Warrants issued to consultant for services                  --            (71,256)         71,256           --              --

Shares to be cancelled in  legal settlement               (250,000)         --               --             --          (250,000)

Loss for the twelve months ended March 31, 2006             --              --               --       (1,861,927)     (1,861,927)
                                                        -----------    -----------    -----------    -----------     -----------

                         Balance at March 31, 2006      $ (250,000)     $ (89,335)   $  5,135,774    $(6,154,787)    $(1,310,212)
                                                        ===========    ===========    ===========    ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            NEXTPHASE WIRELESS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the       For the
                                                               Year Ended     Year Ended
                                                                 Mar 31         Mar 31
                                                                  2006           2005
                                                              -----------    -----------
Cash flows from operating activities:
   Net loss                                                   $(1,861,927)   $(4,285,020)
  Adjustments to reconcile net loss to to net
  cash used in operating activities:
    Legal settlement                                           (1,115,500)          --
    Gain on sale of equity securities                              (2,000)          --
    Non-cash compensation                                       1,395,045           --
    Impairment on fixed assets                                       --          140,000
    Amortization of discount on notes payable                      20,000           --
    Increase in reserve for bad debts                               8,383           --
    Acquisition cost                                                 --           87,500
    Shares issued for services                                       --        2,946,250
    Depreciation and amortization                                  70,248         15,028
  Changes in assets and liabilities:
     (Increase) decrease in assets:
        Accounts receivable                                      (190,017)       (17,577)
        Other current assets                                       (2,628)          --
        Other receivables                                         200,000           --
 Increase (decrease) in liabilities:
        Advances payable                                          (12,206)          --
        Accounts payable                                          477,301         99,101
        Deferred revenue                                           29,656          4,125
                                                              -----------    -----------
   Net cash used in operating activities                         (983,645)    (1,010,593)
                                                              -----------    -----------

Cash flows from investing activities:
   Payments for  long term lease deposits                          (8,037)          --
   Payments for purchase of furniture and equipment              (113,265)      (147,713)
                                                              -----------    -----------
   Net cash used in investing activities                         (121,302)      (147,713)
                                                              -----------    -----------

Cash flows from financing activities:

    Proceeds from note issued for NextPhase Wireless                 --          510,000
    Principal payment on note for stock retirement                   --         (410,000)
    Proceeds from notes payable                                    55,000           --
    Proceeds from cash advances payable                           800,000           --
    Principal payments on notes payable and capital leases       (210,154)          --
    Principal of note payable on asset purchase                      --          107,000
    Principal payment on note of asset purchase                      --          (26,700)
    Proceeds from sale of common stock                            445,000      1,026,750
    Cost of sale of common stock                                     --          (15,033)
    Contributed capital                                              --            5,031
    Advance payable - stockholder                                    --           12,206
                                                              -----------    -----------
   Net cash provided by financing activities                    1,089,846      1,209,254
                                                              -----------    -----------

Increase in cash and cash equivalents                             (15,101)        50,948

Cash and cash equivalents at beginning of period                   50,948           --

                                                              -----------    -----------
Cash and cash equivalents at end of period                    $    35,847    $    50,948
                                                              ===========    ===========



Supplemental disclosure of cash flow information:

                Cash paid during the period for:
                                        Interest              $      --      $     4,239
                                                              ===========    ===========

                                        Taxes                 $      --      $      --
                                                              ===========    ===========

Non-cash transactions:
    Common stock retained                                     $      --      $       215
    Common stock issued                                              --           87,500
    Acquisition fees                                                 --           48,285
    Assets acquired                                                  --               --
    Note payable                                                     --          510,000
                                                              -----------    -----------
    Total consideration paid/acquisition costs                $      --      $   646,000
                                                              ===========    ===========

    Stock subscription payable for purchase
    of equipment for shares                                   $      --      $   140,000
                                                              ===========    ===========



    Warrants issued to consultants for services               $    71,256    $      --
                                                              ===========    ===========

    Cash advance converted to note payable                    $   800,000    $      --
                                                              ===========    ===========

    Issued of common stock previously subscribed              $   280,000    $      --
                                                              ===========    ===========

    Cancellation of stock from legal settlements              $   973,750    $      --
                                                              ===========    ===========

     Value of shares of Nathaniel Energy received in
       legal settlement                                       $   198,000    $      --
                                                              ===========    ===========

    Shares issuable for Blazen acquisition                    $    25,000    $      --
                                                              ===========    ===========

    Acquisition of equipment under capital lease agreements   $    25,669    $      --
                                                              ===========    ===========

    Amortization of deferred compensation                     $   165,521    $      --
                                                              ===========    ===========

    Common stock issued for services                          $   957,666    $      --
                                                              ===========    ===========

    Accrual of common stock issued in April, 2006 for
     services performed during the year ended March 31, 2006  $   271,858    $ 2,946,250
                                                              ===========    ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            NEXTPHASE WIRELESS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2006 and 2005


NOTE 1-NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------

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

In April 2006, through its wholly-owned subsidiary SpeedFactory, Inc., acquired substantially all of the assets of Synkronus, Inc., excluding cash, pursuant to an Asset Purchase Agreement dated March 29, 2006 between SpeedFactory and Synkronus. The assets acquired by SpeedFactory comprise Synkronus's internet service and connectivity business operated by Synkronus under the name "SpeedFactory". SpeedFactory paid $1,500,000 in cash for the assets at closing. SpeedFactory did not assume any pre-closing liabilities from Synkronus. The amount of $1,200,000 was delivered to the seller on April 7, 2006 and the closing documents were released from escrow on that date. The amount of $300,000 was delivered to escrow on April 7, 2006, pending resolution of certain elements of the transaction. The closing was effective as of April 5, 2006.

The company has a limited operating history with revenue-generating products and services only recently entering the market. The company experienced its first sources of revenue(from professional service fees, equipment sales, and broadband wireless access subscriptions) during the third and fourth quarters of the fiscal year-ended March 31, 2005. The financial statements include the accounts of the company and its wholly owned subsidiary, Next Phase Technologies, Inc. ("NTI"), which was acquired in a reverse acquisition on August 3, 2004. NTI was engaged in the development of a web based software product, the development of which has been abandoned. The costs of the development were paid by its then parent company. NextPhase had no operations prior to the reverse acquisition. Management's plans are discussed further in the Going Concern portion of Note 1. On January 21, 2005 the company changed its name from Edison Renewables, Inc. to NextPhase Wireless, Inc.


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

Effective August 3, 2004, NextPhase acquired all of the issued and outstanding common stock of NTI. As a result of this transaction, NTI's former shareholders obtained control of NextPhase, a shell corporation with no operations. For accounting purposes, this acquisition has been treated as a reverse acquisition of NextPhase. The financial statements presented include only the accounts of NextPhase from August 3, 2004 through March 31, 2006.

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The company incurred a loss of $1,861,927 and $4,285,020 for the years ended March 31, 2006 and 2005, respectively and has experienced net operating losses of $ 6,154,787 since inception through March 31, 2006. These factors raise substantial doubt about the company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Management's Plan
-----------------

NextPhase Wireless, Inc. is a connectivity company that specializes in delivering integrated Internet, voice and data communications solutions to our customers. We offer a full portfolio of connectivity solutions, including dial-up access, DSL, wireless, T1, co-location, web-hosting, etc. Designing, deploying and operating our own wireless networks, we also provide wireless connectivity solutions to businesses and municipalities. The company has a working capital deficit of $ 1,506,523 at March 31, 2006. The company's cash on hand may be insufficient to fund its planned operating needs. The company completed the acquisition of Synkronus, Inc. in April 2006, and management expects this acquisition to positively impact the company's revenue and cash flow. Management is continuing to pursue new debt and/or equity financing and is continually evaluating the company's cash burn rate and capital needs. NextPhase plans on continuing to fund working capital requirements, necessary equipment purchases, marketing costs, and other operations for the next year and foreseeable future by raising capital through the sale of equity and/or debt securities, issuing common stock in lieu of cash for services and by advances from shareholders.

Cash and Cash Equivalents
-------------------------

The company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable
-------------------

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

Disclosures about Fair Value of Financial Instruments
-----------------------------------------------------

The carrying amounts of the company's financial instruments, which include accounts receivable and accounts payable, approximate fair value at March 31, 2006.

Concentrations of Credit Risk
----------------------------

Financial instruments and related items, which potentially subject the company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivables. The company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. Allowance for doubtful accounts at March 31, 2006 and 2005 was $8,383 and $0, respectively.

Accounting for Bad Debts and Allowances
---------------------------------------

Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. The management periodically evaluates past due or delinquency of accounts receivable in evaluating its allowance for doubtful accounts. Allowance for doubtful accounts at March 31, 2006 and 2005 was $8,383 and $0, respectively.

Segment Information
-------------------

The company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) upon the first date of required adoption. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding the allocation of resources and asset performance. The information disclosed herein materially represents all of the financial information related to the company's principal operating segment.

Advertising
-----------

The company follows the policy of charging the costs of advertising to expense as incurred. The company did not incur advertising costs for the years ended March 31, 2006 and 2005.

Impairment of Long-Lived Assets
------------------------------

The company has adopted Statement of Financial Accounting Standards No.144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break even operating results over an extended period. The company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use of and ultimate disposition of the intangible, to be reported at the lower of the carrying amount or the fair value less costs to sell.

Property and Equipment
---------------------

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives being 3 years up to 10 years.

Inventories
-----------

The company does not currently maintain any material amount of inventory. Small parts, Small tools, and consumables are charged to operations.


Guarantees and Product Warranties
--------------------------------------------

FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

The company's guarantees issued subject to the recognition and disclosure requirements of FIN 45 as of March 31, 2006 and 2005 were not material. The company has service level agreements that can result in a liability to its customers. Using the company's historical costs as a basis, a reserve of $0 was accrued. Prior to the fiscal year of 2005, the company had not established historical ratio of claims, and the cost of replacing defective products and product returns were immaterial and within management's expectations, accordingly there were no warranties provided with the purchase of the company's products during the year ended March 31, 2005.

Research and Development
------------------------

The company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs." Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for the year ended March 31, 2006 and 2005 was $0.


Reclassifications
-----------------

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Revenue Recognition and Deferred Revenue
----------------------------------------

Revenues are recognized in the period that services are provided. For revenue from product sales, the company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The company defers any revenue for which the product has not been delivered or for which services have not been rendered or are subject to refund until such time that the company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

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

Revenue from operating as a wireless Internet service provider of tiered wireless Internet services to business and residential subscribers: Internet services are billed at the beginning of each month's activity at a fixed rate for each customer. Customers sign an annual agreement or utilize the service on a month-to-month basis. Revenue not yet earned is credited to deferred revenue.

Revenue from the sale and configuration of wireless equipment: NextPhase acts as a reseller of certain components and equipment related to its products and services. Equipment revenue is recognized at the time of shipment FOB to the customer. Configuration is billed at an hourly rate and recognized after completion. Costs associated with the equipment are expensed at the time of shipment. In order to maximize the company's cash flows, revenue from the sale and configuration of wireless equipment is sometimes billed in advance of shipment. In such cases, these invoices are credited to deferred revenue.

Revenue from professional and consulting services provided by its staff: These services include wireless network consulting, interference surveys, network management and telephone consulting. Revenue is recognized after the professional or consulting service has been provided. In order to maximize the company's cash flows, revenue from professional services is sometimes billed in advance of project completion. In such cases, these invoices are credited to deferred revenue.

Deferred revenue at March 31, 2006 consists of the following:

Sale and configuration of wireless equipment:     $  18,313
Internet fees:                                       13,468
Professional services:                                2,000
                                                  ----------
Total deferred revenue                            $  33,781
                                                  ==========


Income Taxes
------------

Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Stock Based Compensation
------------------------

On January 1, 2006 the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123 (R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values. SFAS 123 (R) supersedes the company's previous accounting under Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" ("APB 25") for the periods beginning fiscal 2006.

The company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The company's Consolidated Financial Statements as of and for twelve months Ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the company's Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the twelve months ended March 31, 2006 was $0. Pro forma stock based compensation was $0 for the twelve months ended March 31, 2006.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

A summary of option activity under the Plan as of March 31, 2006, and changes during the period then ended are presented below:



                                                                    Weighted-
                                                                Average Exercise
                                                Options                Price
                                                --------        ----------------

      Outstanding at March 31, 2005                    0           $    0.00
      Issued                                           0                0.00
      Exercised                                        0                0.00
      Forfeited or expired                             0                0.00

      Outstanding at March 31, 2006                    0           $    0.00
      Non-vested at March 31, 2006                     0                0.00
      Exercisable at March 31, 2006                    0           $    0.00


Aggregate intrinsic value of options outstanding and options exercisable at March 31, 2006 was $0. Aggregate intrinsic value represents the difference between the company's closing stock price on the last trading day of the fiscal period, which was $0.39 as of March 31, 2006, and the exercise price multiplied by the number of options outstanding. As of March 31, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was $0. The total fair value of options vested was $0 for the twelve-month periods ended March 31, 2006 and 2005, respectively.

The modified transition method of SFAS 123 (R) requires the presentation of pro forma information for periods presented prior to the adoption of SFAS 123 (R) regarding net loss an net loss per share as if we had accounted for our stock plans under the fair value method of SFAS 123 (R). For pro forma purposes, the fair value of stock options was estimated using the Black-Scholes option valuation model and amortizing on a straight-line basis. The pro forma amounts are as follows:


                               Twelve Months Ended
                                                                March 31, 2006     March 31, 2005
                                                              -----------------    --------------
Net loss - as reported                                        $      (1,861,927)  $  (4,285,020)
Add:  Stock-based employee compensation expense
   included in reported loss                                                  -             -
Deduct: Total stock-based employee compensation expense
   determined under fair-value based method for all rewards                   -             -
                                                              -----------------   ---------------
Net loss - pro forma                                          $      (1,861,927)  $   (4,285,020)
                                                              =================   ===============

Basic & diluted loss per share - as reported                  $           (0.08)  $       (0.30)
Basic & diluted loss per share - pro forma                    $           (0.08)  $       (0.30)



Net Loss per Common Share
-------------------------

The company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the company's stock options and warrants (calculated using the treasury stock method). During the twelve months ended March 31, 2006 and 2005, common stock equivalents were not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

Comprehensive Income
--------------------

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The company does not have any items of comprehensive income in any of the periods presented.

Recent Accounting Pronouncements
--------------------------------

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In February 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS
140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, ("FAS 154"), "Accounting Changes and Error Corrections." FAS 154 establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. FAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. FAS 154 becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of FAS 154 to have a material impact on our financial position, cash flows or results of operations.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). An entity may make a one-time election to adopt the transition method described in this guidance and may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this guidance, which was November 11, 2005. The company has elected not to adopt the alternative transition method provided in FAS 123(R)-3 for calculating the tax effects of share-based compensation pursuant to SFAS 123(R).

In December 2004, the FASB issued FASB Statement No. 123(R), ("FAS 123(R)"), "Share-Based Payment," which is a revision of FASB Statement No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation." FAS 123(R) supersedes APB Opinion No. 25, (APB 25), "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the date of grant and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Excess tax benefits, as defined by FAS 123(R), will be recognized as an addition to common stock. In April 2005, the SEC adopted a new rule that amends the compliance dates for FAS 123(R). In accordance with the new rule, we are required to implement FAS 123(R) at the beginning of our interim period that began January 1, 2006. The Commission's new rule does not change the accounting required by FAS 123(R); it changes only the dates of compliance.

Effective January 1, 2006, the company adopted FAS 123(R) using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of FAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at January 1, 2006 will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. In accordance with the modified prospective transition method, our statements of operations for periods prior to January 1, 2006 will not be restated to reflect the impact of FAS 123(R).

Our calculation of share-based compensation expense in future periods will be calculated using the Black-Scholes option valuation model and will include the portion of share-based payment awards that is ultimately expected to vest during the period and therefore will be adjusted to reflect estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred. For share awards granted after January 1, 2006, expenses will be amortized under the straight-line attribution method. For share awards granted prior to 2006, expenses are amortized under the straight-line single option method prescribed by SFAS 123. We expect that our adoption of FAS 123(R) in 2006 will have a material impact on our results of operations and net loss per share.

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

The company also paid a finders fee of $20,000 in cash, plus 350,000 shares of common stock, valued at $87,500, to an unaffiliated third party in connection with the share exchange transaction. At March 31, 2005, $10,000 of the finder's fee had been paid.

As a result of the share exchange transaction, the former shareholders of NTI acquired or controlled a majority of the shares of NextPhase. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of NTI; therefore, these financial statements represent a continuation of the accounting acquirer, NTI, not NextPhase, the legal acquirer.

While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of NTI's capital structure. The company did not recognize goodwill or any intangible assets in connection with the transaction.


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

o The consolidated statements of operations and cash flows include include only the accounts of NextPhase from August 3, 2004 through March 31, 2006.

The total consideration paid was $646,000 and the significant components of the transaction are as follows:

       Common stock retained                       $    215
       Common stock issued                           87,500
       Acquisition fees                              48,285
       Assets acquired                                    -
       Note payable                                 510,000
                                                   --------

       Total consideration paid/acquisition costs  $646,000
                                                   ========

In accordance with SOP 98-5, the company expensed $646,000 as acquisition costs.

NOTE 3 - RELATED PARTY TRANSACTIONS

For the Year Ended March 31, 2005:
----------------------------------

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


For the Year Ended March 31, 2006:
----------------------------------

A company's director purchased 200,000 shares of common stock at a price of $0.50 per share for a total cost of $100,000.

The company made principal payments of $100,000 on a note payable related to the acquisition of the company's merger shell in August, 2004.

The company issued 560,000 shares of common stock to an officer of the company pursuant to the terms of an asset acquisition which had been completed during the year ended March 31, 2005.

The company made principal payments in the amount of $71,200 on a note payable to a company. officer. Principal in the amount of $9,100 remains outstanding under this note at March 31, 2006.

The company received a loan in the amount of $25,000 from a company director. This loan was fully paid during the year ended March 31, 2006. The company issued 423,846 shares of common stock to its Chief Executive Officer in lieu or $105,962 of salary, and a total of 400,000 shares valued at $177,000 to Digitis, Inc., a company controlled by NextPhase's Chief Executive Officer, as a bonus. The company also granted a bonus of 750,000 shares valued at $112,500 for services performed during the period ended March 31, 2006. These shares will be issued subsequent to March 31, 2006. The company also issued 120,000 shares valued at $30,000 for services performed during the year ended March 31, 2005.

The company issued 413,860 shares of common stock to its Chairman in lieu of $103,465 of salary, and a total of 200,000 shares of common stock valued at $50,000 as a bonus. The company also granted a bonus of 150,000 shares valued at $22,500 for services performed during the period ended March 31, 2006. These shares will be issued subsequent to March 31, 2006. The company also issued 120,000 shares valued at $30,000 for services performed during the year ended March 31, 2005.

The company issued 333,138 shares of common stock to its Executive Vice President - Business Development in lieu of $83,285 salary, and 325,000 shares of common stock valued at $70,000 as a bonus. The company also issued a total of 120,000 shares valued at $30,000 in lieu of salary.

A convertible note payable in the amount of $30,000 was assigned by the original maker of the note to the company's Chairman, and the company is now indebted to its Chairman in the amount of $30,000 plus accrued interest. See Note 7.

The company's chairman realized a short-swing profit in the amount of $4,251 by trading in the company's stock. This amount was remitted by the chairman to the company in April, 2006. The Company is unable to predict the extent of its ultimate liability with respect to any and all future securities matters. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company's financial condition and operating results.

NOTE 4 - PROPERTY AND EQUIPMENT

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

At March 31, 2006, there were nine towers in operation. The estimated useful life of the towers is approximately ten years. The company begins to depreciate the cost of each tower when the tower is placed into service.

Property and equipment are recorded at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the related assets, which is estimated to be three years. Major classes of property and equipment at March 31, 2005 and 2004 consist of the followings


Property and equipment at March 31, 2006
----------------------------------------

Telecommunications equipment                       $ 146,378
Communications towers                                 88,964
Computer equipment                                    55,260
Furniture and fixtures                                13,291
Leasehold improvements                                 7,176
                                                   ---------
Total property and equipment                         311,069
Less: accumulated depreciation                       (84,698)
                                                   ---------
Net property and equipment                         $ 226,371
                                                   =========

Depreciation expense was $70,248 and $15,028 for the years ended March 31, 2006 and 2005, respectively.


NOTE 5 - OTHER ASSETS

Other assets of $8,037 at March 31, 2006 consists of security deposits.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2006 consist of the following:

Trade accounts payable and accrued liabilities:    $ 553,426
Payroll and accrued bonus                            295,392
Accrued interest payable                              42,980
Sales taxes payable                                    5,912
                                                   ---------
                                                   $ 897,710
                                                   =========

NOTE 7 - NOTES PAYABLE AND CAPITAL LEASE

At March 31, 2005, the company had outstanding two notes payable in the aggregate amount of $180,300. During the twelve months ended March 31, 2006, the company made principal payments on notes payable in the aggregate amount of $196,200, and entered into two new notes payable agreements in the aggregate amount of $25,000. The company also entered into two capital lease agreements in the aggregate amount of $25,669, and made principal payments on these capital leases in the amount of $13,954.

The company also recorded total interest expense on notes payable of $63,563, consisting of cash paid of $583, accrued interest of $42,980, and amortization of discount on notes payable of $20,000. The company also recorded interest expense on the capital leases in the amount of $1,589, consisting of cash payments.

At March 31, 2006, the company has outstanding notes payable in the aggregate amount of $50,815. The company also had capital leases payable in the aggregate amount of $11,715 (included in $50,815). Notes and capital leases payable at March 31, 2006, consist of the following:



Convertible note payable in the amount of $30,000
payable to a board member. The note bears interest at the
rate of 6% per annum, and is due in full on April 1, 2007.
Upon maturity, the note and accrued interest are
convertible into common stock of the company at the
lower of the fair market value of the company's
common stock at the date of conversion or $0.32 per
share. The minimum price at which the note and
accrued interest may convert is $0.15 per share. There
was no beneficial conversion feature embedded in this
note at the time of issuance.                                   $    30,000

Note payable to ex- company officer for equipment
purchased. The note is payable in twelve monthly
installments, ten installments of $8,900 and two
installments of $9,000. The note is secured by the
assets purchased. During the twelve months ended
March 31, 2006, the company made principal payments
of $71,200. The final payment is being help pending
settlement of other outstanding transactions between
the company and the ex-officer.                                       9,100

Capital lease payable for the purchase of furniture.
The lease is payable in monthly installments of $360
through April, 2009.                                                 11,715
                                                                -----------

Total notes  and capital leases payable at
March 31, 2006, net of discount                                      50,815

Less: current portion                                               (12,718)
                                                                -----------

Long-term notes and capital leases  payable
at March 31, 2006                                               $    38,097
                                                                ===========

Aggregate maturities of long-term debt as of March 31, 2006 are as follows:

                   Fiscal Year                       Amount
                   -----------                     ----------
                      2007                          $ 12,718
                      2008                            33,716
                      2009                             4,029
                      2010                               352
                                                   ----------
                                                    $ 50,815
                                                   ==========






NOTE 8 -  EQUITY

Common stock
------------


The  company is  authorized  to issue  200,000,000  shares of common  stock with

$0.001 par value per share. As of March 31, 2006, the company has issued and outstanding 23,136,309 shares of common stock.

NTI issued 4,000,000 founders shares upon its formation on September 14, 2000. The company has recorded a receivable of $4,000 attributable to the par value of these shares, which was paid as described in Note 2.

For the twelve months ended March 31, 2005:
-------------------------------------------

The company sold 3,897,000 shares of common stock for gross proceeds of $974,250. Costs related to the sale were $15,033, which have been charged to additional paid-in capital.

The company issued an aggregate of 8,250,000 shares of common stock, valued at $2,062,500, for services.

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

The company agreed to issue 350,000 shares of common stock, valued at $87,500 to an unaffiliated third party as part of a finder's fee in connection with the share exchange transaction described in Note 2. These shares were issued subsequent to March 31, 2005, and the amount of $87,500 is carried in Common Stock Subscribed on the company's balance sheet at March 31, 2005.

The company agreed to issue 560,000 shares of common stock, valued at $140,000, as a partial payment for equipment purchased. These shares were issued subsequent to March 31, 2005, and the amount of $140,000 is carried in Common Stock Subscribed on the company's balance sheet at March 31, 2005.

The company sold 210,000 shares of common stock for $52,500 cash. These shares were issued subsequent to March 31, 2005, and the amount of $52,500 is carried in Common Stock Subscribed on the company's balance sheet at March 31, 2005.

For the twelve months ended March 31, 2006:
-------------------------------------------

The company sold 890,000 shares of common stock for $445,000 cash.

The company issued 1,120,000 shares of common stock which were subscribed during the year ended March 31, 2005 for $280,000 cash.

The company charged to additional paid-in capital the amount of $20,000 representing the discount on convertible debt attributed to embedded beneficial conversion features.

The company agreed to issue 50,000 shares of common stock valued at $25,000 for an asset acquisition. This amount was charged to subscriptions payable at March 31, 2006; these shares were issued subsequent to March 31, 2006.

The company issued 4,124,585 shares of common stock for services valued at $1,151,266. The company charged the amount of $967,666 to operations during the twelve months ended March 31, 2006, and $183,600 to deferred compensation.

The company charged to operations the amount of $165,521 for the amortization of deferred compensation.

The company cancelled 2,895,000 shares of common stock valued at $723,750 pursuant to legal settlements.

The company also issued to consultants warrants to purchase 350,000 shares of common stock at a price of $0.30 per share. The company valued these warrants using the Black-Scholes valuation model, and charged the amount of $71,256 to additional paid-in capital during the twelve months ended March 31, 2006.

Warrants
--------

During the year ended March 31, 2006, the company issued warrants to purchase 350,000 shares of common stock at a price of $0.30 to consultants for services to be provided through January 19, 2007. The company valued these warrants using the Black-Scholes valuation model, and charged the amount of $71,256 to deferred compensation during the year ended March 31, 2006. $12,299 of this amount was amortized to operations during the year ended March 31, 2006, and $58,957 remains on the company's balance sheet at March 31, 2006 as deferred Compensation.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the company's common stock issued to non-employees of the company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

         Warrants Outstanding                        Warrants Exercisable
   -----------------------------------    --------------------------------------
                          Weighted                                  Weighted
                          Average        Weighted                   Average
                          Remaining      Average                    Remaining
Exercise    Number        Contractual    Exercise     Number        Contractual
Prices      Outstanding   Life (years)   Price        Exercisable   Life (years)
--------    -----------   ------------   ---------    -----------   ------------

$ 0.30          350,000       2.81        $0.30           350,000       2.81
            -----------   ------------                -----------    -----------
                350,000       2.81        $0.30           350,000       2.81
            ===========   ============                ===========    ===========

Transactions involving warrants are summarized as follows:

                                        Number of Shares    Weighted Average
                                          (post-split)      Price Per Share
                                                              (post-split)
                                         ---------------    ------------------

   Outstanding at March 31, 2005                   --                N/A
      Granted                                  350,000               $0.30
      Exercised                                    --                 --
      Canceled or expired                          --                 --
                                              ----------           --------
   Outstanding at March 31, 2006               350,000               $0.30
                                              ==========           ========



The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

                                                       2006
                                                       ----
 Significant assumptions (weighted-average):
     Risk-free interest rate at grant date             4.75%
     Expected stock price volatility                    154%
     Expected dividend payout                           --
     Expected option life-years (a)                      3


Preferred Stock
---------------

The company is authorized to issue 20,000,000 shares of preferred stock with $0.001 par value per share. As of March 31, 2006 and 2005, the company did not issue any preferred shares.

NOTE 9 - INCOME TAXES

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

At March 31, 2006, the company has available for federal income tax purposes a net operating loss carryforward of approximately $6,000,000, expiring in the year 2025, that may be used to offset future taxable income. The company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the company, it is more likely than not that the benefits will not be realized. Also, due to a change in the control after the reverse acquisition of NTI by NextPhase, the company's past accumulated losses to be carried forward may be limited.

Components of deferred tax assets as of March 31, 2006 are as follows:

                Non current:
                Net operating loss carry forward               $  2,040,000

                Valuation allowance                              (2,040,000)
                                                               ------------
                Net deferred tax asset                         $        --
                                                               ============

NOTE 10 - LEGAL SETTLEMENTS

During the year ended March 31, 2006, the company entered into three settlement agreements with regard to legal disputes.
Pursuant to the terms of these settlement agreements, the company recorded other income in the aggregate amount of $1,115,500, comprised of the following:

                                           Shares      Value
Common stock of the company
  received for cancellation:             2,895,000  $ 723,750
Common stock of the company
  to be received for cancellation;
  recorded to stock cancellation
  receivable at March 31, 2006:          1,000,000    250,000
Shares of Nathaniel Energy Corp.
  stock received                         3,300,000    198,000
Cash, net                                             (56,250)
                                                   ----------
Total legal settlement income                      $1,115,500
                                                   ==========



NOTE 11 - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share for the Years Ended March 31, 2006 and 2005:

                                                  For the Year Ended March 31,
                                                     2006               2005
                                                 ------------       ------------

Net loss available for common shareholders       $(1,861,927)       $(4,285,020)
                                                 ------------       ------------
Loss per share (basic and assuming dilution)     $     (0.08)       $     (0.30)
                                                 ------------       ------------
Weighted average common shares outstanding
  - basic                                          21,930,310        14,317,257
  - fully diluted                                  29,202,542        14,317,257



Fully-diluted weighted-average common shares outstanding are not utilized in the calculation of loss per common share as the effect would be anti-dilutive, decreasing the reported loss per common share.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Lease Commitments
-----------------

As of March 31, 2006, the company leased certain equipment under a non-cancelable operating lease agreement which calls for monthly payments of $3,498 (including tax) for a thirty-six month period, through January 2009.

The company also occupied an aggregate of approximately 1,748 square feet in Anaheim, California, which serve as the corporate offices and company headquarters for a monthly rental cost of $2,447. This lease expires on October 31, 2009. In September 2005, the company leased an additional 2,767 square feet of space in the same building as its corporate offices at a monthly rental of $3,598. This lease expires in April 2009.

The company also leases approximately 1,169 square feet of data center space in the same building as its corporate offices. This space serves as the company's main data facility and houses the equipment that provides broadband Internet service to the surrounding areas. The monthly rental cost of this space is $2,630. This lease expires on November 30, 2008.

The company also leases small areas of space for purposes of operating its broadcast towers. These spaces are either on rooftops, or upon existing towers owned by outside entities. At March 31, 2006, the company leases seven such areas. Three of these are on a month-to-month basis, at an aggregate monthly rental cost of $650. One of these is on a month-to-month basis, with the specific terms under negotiation. Three of these are covered by non-cancellable lease arrangements, with an aggregate monthly rent of $1,600, with leases expiring from June 2008 through January 2009.

Effective April 1, 2006, the company leased approximately 2,000 square feet of space in Marietta, Georgia, to house its acquisition of certain assets of Synkronus, Inc. (see Note 14). This lease calls for monthly payments of $2,350 and has a one-year term.

Commitments for minimum rentals under non-cancelable lease at March 31, 2006 are as follows:

            Year Ended March 31,                    Amount
            --------------------                  ---------
            2007                                  $ 198,219
            2008                                    174,955
            2009                                     99,929
            2010                                     22,482
                                                  ---------
            Total                                 $ 495,585
                                                  ---------

Total rental expense relating to operating expenses for the years ended March 31 2006 and 2005 was $110,471 and $30,040 respectively.

Capital Lease Obligations
---------------------------------

Property and equipment (Note 4) includes the following amounts for capitalized leases at March 31, 2006 and 2005:

                                                       2006        2005
                                                     --------    --------
Office furniture                                     $ 13,291   $     --
Less: accumulated depreciation and amortization          (665)        --
                                                     --------   --------
                                                     $ 12,626   $     --
                                                     --------   --------


The company has office furniture under a non-cancelable lease with an original cost of $13,291. As of March 31, 2006, the company has paid principal in the amount of $1,576 on this lease. Depreciation expense of $665 and $0 were charged to operations in connection with the capital leased furniture during the years ended March 31, 2006 and 2005, respectively.

Short-swing profit
------------------
The company's chairman realized a short-swing profit in the amount of $4,251 by trading in the company's stock. This amount was remitted by the chairman to the company in April, 2006. The Company is unable to predict the extent of its ultimate liability with respect to any and all future securities matters. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company's financial condition and operating results.



Employment and Consulting Agreements
------------------------------------

The company has employment agreements with the company's officers and certain employees. These employment agreements provide for salaries and benefits, including stock grants and extend up to three years. In addition to salary and benefit provisions, the agreements include defined commitments should the employer terminate the employee with or without cause.

     ROBERT FORD

     NextPhase and Robert Ford are parties to an employment agreement which provides, among other things:

          o    that Mr. Ford will serve as NextPhase's Chief Executive Officer,

          o for a term of three (3) years, commencing February 1, 2005, subject to earlier termination by either party in accordance with the Employment Agreement,

          o that Mr. Ford's salary shall be $120,000 per annum, payable by the company in regular installments in accordance with the company's general payroll practices

          o that Mr. Ford shall be eligible to receive additional stock bonuses under the company's 2005 Employee Stock Compensation Plan.

     STEPHEN YOUNG

     NextPhase and Stephen Young are parties to an employment agreement which provides, among other things:

          o    that Mr. Young will serve as NextPhase's Chairman of The Board,

          o for a term of three (3) years, commencing April 1, 2005, subject to earlier termination by either party in accordance with the Employment Agreement,

          o that Mr. Young's salary shall be $120,000 per annum, payable by the company in regular installments in accordance with the company's general payroll practices

          o that Mr. Young shall be eligible to receive additional stock bonuses under the company's 2005 Employee Stock Compensation Plan.




Litigation
----------

The company is subject to legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

NOTE 13 - BUSINESS CONCENTRATION

For the year ended March 31, 2006:
Revenue from two (2) major customers approximated $229,163 or 36% of sales. Total accounts receivable of $159,265 or 80% of total accounts receivable was due from these two customers as of March 31, 2006

Purchases from two (2) major suppliers approximated $222,867 or 43% of purchases. Total accounts payable of $169,222 or 19% of total accounts payable was due to these two suppliers as of March 31, 2006.

For the year ended March 31, 2005:
Revenue from one (1) major customer approximated $4,655 or 11% of sales. Total accounts receivable of $4,655 or 26% of total accounts receivable was due from these two customers as of March 31, 2005.

Purchases from one (1) major supplier approximated $5,538 or 58% of purchases. Total accounts payable of $5,538 or 5% of total accounts payable was due to this supplier as of March 31, 2005.


NOTE 14 - SUBSEQUENT EVENTS

Synkronus Asset Acquisition
---------------------------

In April 2006, through its wholly-owned subsidiary SpeedFactory, Inc., acquired all of the assets of Synkronus, Inc., excluding cash, pursuant to an Asset Purchase Agreement dated March 29, 2006 between SpeedFactory and Synkronus. The assets acquired by SpeedFactory comprise Synkronus's internet service and connectivity business operated by Synkronus under the name "SpeedFactory".

SpeedFactory paid $1,500,000 in cash for the assets at closing. SpeedFactory did not assume any pre-closing liabilities from Synkronus. The amount of $1,200,000 was delivered to the seller on April 7, 2006 and the closing documents were released from escrow on that date. The amount of $300,000 was delivered to escrow on April 7, 2006, pending resolution of certain elements of the transaction. The closing was effective as of April 5, 2006.

NextPhase borrowed $1,500,000 to fund the purchase price from a private lender. This borrowing was secured by substantially all the assets of NextPhase. The company previously disclosed the terms of this loan in a Current Report on Form 8-K which was filed with the Securities and Exchange Commission on April 5, 2006.



The company has made a preliminary allocation of the purchase price to the Synkronus assets at estimated fair values. This allocation is subject to revision; subsequent revisions, if any, are not expected to be material. The following table summarized the estimated fair values of the assets acquired at the date of acquisition:

Cash consideration                                  $1,500,000
                                                   -----------
Total purchase price                                $1,500,000
                                                   ===========

Allocation of purchase price:

                                                       Amount       Life
                                                    ----------   ----------
Computers and related equipment                     $  100,000     3 years
Customer lists                                       1,200,000    10 years
Trademarks                                             100,000   indefinite
Supply contracts                                       100,000     5 years
                                                    ----------
Total purchase price                                $1,500,000
                                                    ==========


The trademarks are deemed to have an indefinite life and, accordingly, are not being amortized, but will be subject to periodic impairment testing at future periods in accordance with SFAS No. 142 ("Goodwill and Other Intangible Assets"). The customer lists and supply contracts will be amortized based on estimated weighted cash flows over their lives.

The following unaudited pro forma information is provided for the Acquisition assuming it occurred as of April 1, 2004:


                                                 Year Ended
                                         03/31/2006     03/31/2005
                                         ----------     ----------
Net sales                               $ 2,530,000     $ 2,070,000
Net loss                                 (1,518,000)     (4,124,000)
Net loss per share - basic and diluted        (0.07)          (0.29)


In April 2006, the company leased approximately 2,000 square feet of space in Marietta, Georgia, to house the Synkronus assets. This lease calls for monthly payments of $2,350 and has a one-year term.

Issuance of common stock
------------------------

Subsequent to March 31, 2006, the company issued 2,057,612 shares of common stock for the following purposes: 900,000 shares were issued to two officers as bonuses for; 387,151 shares for services; 360,000 shares to officers in lieu of cash salary; 125,461 in satisfaction of accounts payable; 185,000 as a separation agreement with an officer; and 100,000 shares previously subscribed.


Resignation of Officer and Director
-----------------------------------

On May 23, 2006 James Wray resigned as a Corporate Officer and Director of NextPhase Wireless, Inc.