Form 10QSB
period 2006-06-30
NEXTPHASE WIRELESS, INC.
filed 2006-08-14
CIK 1003933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                For the Quarterly Period Ended June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes      No X
                                                             ---     ---


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act Yes    No  X
                                  ---    ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS.

Check whether registrant filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities
under a plan confirmed by a court.   Yes    No
                                        ---    ---


APPLICABLE TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: There are 24,123,296 shares of common stock issued and outstanding as of August 08, 2006.

Transitional  Small Business Disclosure Format (check one) Yes      No X
                                                              ---     ---

                            NEXTPHASE WIRELESS, INC.


                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2006



                                TABLE OF CONTENTS
                                                                        Page no.
                                                                     -------



PART I - FINANCIAL INFORMATION.......................................F-1



    Item 1.  Financial Statements (Unaudited)........................F-1 to F-14



    Item 2.  Management's Discussion and Analysis or Plan
             of Operation............................................3



    Item 3.  Controls and Procedures.................................6



PART II - OTHER INFORMATION..........................................7



    Item 1.  Legal Proceedings.......................................7



    Item 2.  Unregistered Sales of Equity Securities and
             Use of Proceeds.........................................7



    Item 3.  Defaults Upon Senior Securities.........................7



    Item 4.  Submission of Matters to a Vote of Security Holders.....7



    Item 5.  Other Information.......................................7



    Item 6.  Exhibits................................................7

SIGNATURES...........................................................8


                                       -2-




PART I.  FINANCIAL INFORMATION


                            NextPhase Wireless, Inc.
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                                                      June 30,
                                                                        2006
                                                                    -----------
ASSETS
Current assets

    Cash and cash equivalents                                       $    73,613
    Accounts receivable, net of allowance of $8,383 (note 5)             59,216
    Other receivables (note 6)                                           91,891
    Other current assets (note 7)                                         2,261
                                                                    -----------

      Total current assets                                              226,981

    Property and equipment, net of accumulated depreciation
      of $ 115,467 (note 8)                                             360,806
    Customer contracts, net of accumulated amortization of
      $30,000 (notes 3, 8)                                            1,170,000
    Trademarks                                                          100,000
    Supplier contracts, net of accumulated amortization of
      $5,000 (notes 3, 8)                                                95,000
    Deposits                                                              8,037
                                                                    -----------

Total assets                                                        $ 1,960,824
                                                                    ===========

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

   Accounts payable and accrued liabilities (note 9)                $   703,032
   Deferred revenue (note 1)                                             77,530
   Cash advances payable (note 10)                                      100,000
   Notes payable and capital leases - current
      portion  (note 11)                                                103,455
                                                                    -----------

      Total current liabilities                                         984,017

   Notes payable and capital leases, net of discount of
      $61,622 (notes 11)                                              2,286,473

Total liabilities                                                     3,270,489

Commitments and contingencies (note 13)

(Deficiency in) stockholder's equity Preferred stock, 0.001
      par value: 20,000,000 shares authorized, no shares
      issued and outstanding                                               --
   Common stock, $0.001 par value; 200,000,000 shares
      authorized; 24,073,296 shares issued and outstanding
      at June 30, 2006 (note 12)                                         24,073
   Additional paid-in capital                                         5,383,087
   Deferred Compensation                                                (63,193)
   Accumulated deficit                                               (6,653,633)
                                                                    -----------
      Total (deficiency in) stockholder's equity                     (1,309,666)

                                                                    -----------
Total liabilities and (deficiency in) stockholders' equity          $ 1,960,824
                                                                    ===========

              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                            NextPhase Wireless, Inc.
                Condensed Consolidated Statements of Losses
                                   (Unaudited)

                                                  For the Three    For the Three
                                                  Months Ended      Months Ended
                                                     June 30          June 30
                                                      2006             2005
                                                   ------------    ------------

Revenues                                           $    521,278    $    147,324

   Cost of revenue                                      310,276         153,614
                                                   ------------    ------------

Gross profit                                            211,002          (6,290)

Operating expenses:
   Selling, general and administrative expenses         590,395         347,194
   Depreciation and amortization                         65,769          13,849
                                                   ------------    ------------
      Total operating expenses                          656,164         361,043

Operating loss                                         (445,163)       (367,333)

Other (income) expense:
   Interest (income) expense                             57,934           2,458
   Other (income) expense                                (4,251)           --
                                                   ------------    ------------

      Total other (income) expense                       53,683           2,458

  Loss before income taxes                             (498,846)       (369,791)

   Provision for income taxes                              --              --

                                                   ------------    ------------
Net loss                                           $   (498,846)   $   (369,791)
                                                   ============    ============

Net loss per share - basic and diluted             $      (0.02)   $      (0.02)
                                                   ============    ============

Weighted average shares outstanding -
                                                   ------------    ------------
   basic and diluted                                 23,955,662      20,422,526
                                                   ============    ============


              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                       NextPhase Wireless, Inc.
            Condensed Consolidated Statements of Cash Flows

                                                                           For the Three Months Ended
                                                                                    June 30,
                                                                          --------------------------
                                                                              2006           2005
                                                                          -----------    -----------
Cash flows from operating activities:
   Net loss                                                               $  (498,846)   $  (369,791)
  Adjustments to reconcile net loss to to net
  cash used in operating activities:
    Non-cash compensation                                                     100,199           --
    Amortization of discount on notes payable                                   8,075          1,667
   Interest expense                                                            49,859              0
    Depreciation and amortization                                              65,769         13,849
  Changes in assets and liabilities:
     (Increase) decrease in assets:
        Accounts receivable, net                                              139,995       (135,190)
        Other current assets                                                      367           --
        Other receivables                                                     (91,891)          --
 Increase (decrease) in liabilities:
        Accounts payable                                                       84,959        199,456
        Deferred revenue                                                       43,749          3,912
                                                                          -----------    -----------
   Net cash used in operating activities                                      (97,765)      (286,097)
                                                                          -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                                      (1,514,554)       (14,630)
                                                                          -----------    -----------
   Net cash used in investing activities                                   (1,514,554)       (14,630)
                                                                          -----------    -----------

Cash flows from financing activities:

    Proceeds from notes payable                                             1,561,000         25,000
    Proceeds from cash advances payable                                       100,000           --
    Principal payments on notes payable and capital leases                    (10,915)      (135,600)
    Proceeds from sale of common stock                                           --          345,000
    Common stock subscribed                                                      --           35,000
    Increase in deposits                                                         --           (3,376)
                                                                          -----------    -----------
   Net cash provided by financing activities                                1,650,085        266,024
                                                                          -----------    -----------

Increase in cash and cash equivalents                                          37,766        (34,703)

Cash and cash equivalents at beginning of period                               35,847         50,948

                                                                          -----------    -----------
Cash and cash equivalents at end of period                                $    73,613    $    16,245
                                                                          ===========    ===========


Supplemental disclosure of cash flow information:

                                       Cash paid during the period for:
                                                               Interest   $       519    $      --
                                                                          ===========    ===========

                                                                  Taxes   $      --      $      --
                                                                          ===========    ===========


    Issued of common stock previously subscribed                          $    25,000    $   280,000
                                                                          ===========    ===========

    Acquisition of automotibile for note payable                          $    50,650    $      --
                                                                          ===========    ===========

    Cancellation of stock from legal settlements                          $   250,000    $      --
                                                                          ===========    ===========

    Cancellation of shares originally obtained in reverse merger          $       121    $      --
                                                                          ===========    ===========

    Common stock issued for accounts payable                              $    37,639    $      --
                                                                          ===========    ===========

    Amortization of discount on beneficial conversion
      of notes payable                                                    $     8,075    $     1,667
                                                                          ===========    ===========

    Common stock issued for acquisition of Blazen                         $      --      $    25,000
                                                                          ===========    ===========

    Shares issued for legal settlement, previously accrued                $    20,000    $      --
                                                                          ===========    ===========

    Beneficial conversion feature of note payable                         $    69,697    $    20,000
                                                                          ===========    ===========

    Amortization of deferred compensation                                 $    26,142    $      --
                                                                          ===========    ===========

    Common stock issued for services                                      $    54,057    $      --
                                                                          ===========    ===========

Accrual of cost of goods sold billed to customer by vendor                $      --      $   114,688
                                                                          ===========    ===========



         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            NEXTPHASE WIRELESS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2006
                                   (Unaudited)

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

The Company has a limited operating history with revenue-generating products and services only recently entering the market. The financial statements include the accounts of the Company and its wholly owned subsidiaries, NextPhase Technologies, Inc. ("NTI") and SpeedFactory, Inc. (SpeedFactory"). NTI was acquired in a reverse acquisition on August 3, 2004, and prior to that time, NextPhase had no operations. On January 21, 2005 the Company changed its name from Edison Renewables, Inc. to NextPhase Wireless, Inc. On April 5, 2005,
NextPhase acquired the internet service and connectivity business assets previously operated by Synkronus, Inc. under the name "SpeedFactory". Management's plans are discussed further in the Going Concern portion of Note 1.

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

With the acquisition of SpeedFactory, we have enhanced our position as a nationwide provider of scalable, reliable and cost-effective connectivity solutions, expanding our portfolio of products and services to include DSL, T1s, co-location and web hosting.

Interim  Financial  Information
-------------------------------

The accompanying  unaudited interim  financial  statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in form 10-KSB for the year ended March 31, 2006. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months June 30, 2006 are not necessarily indicative of the results of operations to be expected for the full year.

Reclassification
----------------

Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no effect on reported income.

Basis  of  Presentation
-----------------------

The accompanying financial statements include the accounts of NextPhase and its wholly owned subsidiaries NextPhase Technologies, Inc. ("NTI"), a California corporation formed on September 14, 2000, and SpeedFactory, Inc., a Nevada corporation formed on March 14, 2006. The term "Company" refers to NextPhase, NTI, and SpeedFactory collectively. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Effective April 5, 2006, through its wholly-owned subsidiary SpeedFactory, Inc., NextPhase acquired the internet service and connectivity business assets previously operated by Synkronus, Inc. under the name "SpeedFactory".

The financial statements presented include only the accounts of NTI, from its inception (September 14, 2000) through December 31, 2004, of NextPhase from August 3, 2004 through June 30, 2006, and of SpeedFactory from April 6, 2006 through June 30, 2006.

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

Revenue from operating as a wireless Internet service provider of tiered wireless Internet services to business and residential subscribers. Internet services are billed at the beginning of each month's activity at a fixed rate for each customer. Customers sign an annual agreement or utilize the service on a month-to-month basis. All revenue from the provision of internet services is recognized in the month the service is provided.

Revenue from operating as an internet service provider by the Company's SpeedFactory subsidiary. Internet services are billed at the beginning of each period's activity at a fixed rate for each customer. Customers sign either an annual or a month to month agreement. When customers pay for more than one monthly billing period in advance, the portion paid in excess of the current month is charged to deferred revenue. All revenue from the provision of internet services is recognized in the month the service is provided.

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

Deferred Revenue
----------------

Deferred revenue consists of prepayments the Company has received for its services. At June 30, 2006, the Company had recorded deferred revenue in the amount of $77,530.

Going  Concern
--------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. While the Company now has an established source of revenue, it has experienced net operating losses of $6,653,633 since inception.

The Company has a working capital deficit of ($757,036) at June 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

On April 05, 2006, through our wholly-owned subsidiary SpeedFactory, Inc., we acquired the internet service and connectivity business assets previously operated by Synkronus, Inc. under the name "SpeedFactory".

Based in Atlanta, SpeedFactory is a highly respected ISP, providing a full range of business-class connectivity services since 1998. With the acquisition of SpeedFactory, we have enhanced our position as a nationwide provider of scalable, reliable and cost-effective connectivity solutions, expanding our portfolio of products and services to include DSL, T1s, co-location and web hosting, and increased our customer base by over 1100%.

The acquisition has had a significant impact on the majority of our financial comparatives including revenue, operating costs and expenses and assets and liabilities.

The combined company has 15 employees with offices in Anaheim, California and Atlanta, Georgia.


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


Management believes that cash on hand and cash generated from operations may be insufficient to fund its current or planned operating needs, and the Company currently has insufficient revenue to fund its operations. The Company plans on funding working capital requirements, necessary equipment purchases, marketing costs, and all other operations for the next quarter and foreseeable future by raising capital with the sale of equity and/or debt securities.

Income  Taxes
-------------

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

Disclosures about Fair Value of Financial Instruments
-----------------------------------------------------

The carrying amounts of the Company's financial instruments, which include accounts receivable and accounts payable, approximate fair value at June 30, 2006.

Stock Based Compensation
--------------------------

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

The company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The company's Consolidated Financial Statements as of and for twelve months Ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the company's Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the three months ended June 30, 2006 was $0. Pro forma stock based compensation was $0 for the three months ended June 30, 2006.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

A summary of option activity under the Plan as of June 30, 2006, and changes during the period then ended are presented below:

                                                                    Weighted-
                                                                Average Exercise
                                                Options                Price
                                                --------        ----------------

      Outstanding at March 31, 2006                    0           $    0.00
      Issued                                           0                0.00
      Exercised                                        0                0.00
      Forfeited or expired                             0                0.00

      Outstanding at June 30, 2006                     0           $    0.00
      Non-vested at June 30, 2006                      0                0.00
      Exercisable at June 30, 2006                     0           $    0.00


Aggregate intrinsic value of options outstanding and options exercisable at June 30, 2006 was $0. Aggregate intrinsic value represents the difference between the company's closing stock price on the last trading day of the fiscal period, which was $0.13 as of June 30, 2006, and the exercise price multiplied by the number of options outstanding. As of June 30, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was $0. The total fair value of options vested was $0 for the three-month periods ended June 30, 2006 and 2005, respectively.

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

                                                    For the three
                                                     months ended
                                                       June 30,
                                                        2005
                                                    -----------
Net loss - as reported                              $  (255,103)
Add:     Total stock based employee
         compensation expense
         as reported under intrinsic value
         method (APB No. 25)                                 --

Deduct:  Total stock based employee compensation
         expense as reported under fair value
         based method (SFAS No. 123)                         --
                                                    -----------
Net loss - Pro forma                                $  (255,103)

Net loss attributable to common
  shareholders - Pro forma                          $  (255,103)

Basic and diluted loss per share - as reported      $     (0.01)
                                                    ===========

Basic and diluted loss per share - Pro forma        $     (0.01)
                                                    ===========

Disclosure for the period ended June 30, 2006 was not presented because the amounts are recognized in the consolidated financial statements.

Earnings (Loss) per Common Share
--------------------------------

The company computes earnings per share under Financial Accounting Standard No.128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the company's stock options and warrants (calculated using the treasury stock method). During the three months ended June 30, 2006 and 2005, common stock equivalents were not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

Comprehensive Income
--------------------

The Company has no items of other comprehensive income (loss) for the periods ended June 30, 2006 and 2005.

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


NOTE 3 - SYNKRONUS ACQUISITION

On April 5, 2006, through its wholly-owned subsidiary SpeedFactory, Inc., acquired all of the assets of Synkronus, Inc., excluding cash, pursuant to an Asset Purchase Agreement dated March 29, 2006 between SpeedFactory and Synkronus. The assets acquired by SpeedFactory comprise Synkronus's internet service and connectivity business operated by Synkronus under the name "SpeedFactory".

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

The acquisition of Synkronus was accounted for using the purchase method in accordance with SFAS 141, "Business Combinations." There were no shares of the Company's common stock issued as a part of the acquisition. The results of operations for Synkronus have been included in the unaudited consolidated condensed Statements of Operations since the date of acquisition.

The components of the purchase price were as follows:

Common stock                                        $       --
Cash                                                 1,500,000
                                                   -----------
Total purchase price                                $1,500,000
                                                   ===========

In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The fair value of the assets acquired was based on management's best estimates. The company has made a preliminary allocation of the purchase price to the Synkronus assets at estimated fair values. This allocation is subject to revision.

The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

                                                                   Estimated
                                                       Amount        Lives
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

The following unaudited condensed combined pro forma results of operations reflect the pro forma combination of the NextPhase and Synkronus businesses as if the combination had occurred at the beginning of the periods presented. The unaudited pro forma condensed combined results of operations do not purport to represent what the companies' combined results of operations would have been if such transaction had occurred at the beginning of the periods presented, and are not necessarily indicative of the Company's future results.

                                          (Proforma)
                                      Three Months Ended
                                         June 30, 2005
                                          ----------
Sales
  NextPhase                               $  147,324
  Synkronus                                  478,708
                                          ----------
  Total sales                             $  626,032
                                          ----------

  Net Loss                                $ (212,284)
                                          ==========
NextPhase, as reported
  Loss per share                              (0.01)
Pro forma
  Loss per share                              (0.01)



NOTE  4 - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2006, the Company had the following transactions with related parties:

The Company made principal payments in the amount of $9,100 on a note payable to an ex-Company officer. Principal in the amount of $0 remains outstanding under this note at June 30, 2006.

The Company issued an aggregate of 240,000 shares of common stock valued at $60,000 to two officers in lieu of cash salary during the three months ended March 31, 2006. The value of these shares was accrued during the three months ended March 31, 2006.

The Company issued an aggregate of 900,000 shares of common stock valued at $126,000 to two officers as a bonus for the year ended March 31, 2006. The value of these shares was accrued during the three months ended March 31, 2006.

The Company's chairman personally guaranteed payment on a note from the Company to a lender in the amount of $50,650 with regard to the acquisition of a Company vehicle.

NOTE 5 - ACCOUNTS RECEIVABLE

The Company has trade accounts receivable in the amount of $67,599 at June 30, 2006 and has reserved the amount of $8,383. Net accounts receivable at June 30, 2006 are $59,216.

NOTE 6 - OTHER RECEIVABLES

Other receivables at June 30, 2006 consist of a net amount of $91,891 due from the sellers of Synkronus, Inc. (see note 3). As the Company took control of an ongoing internet connectivity business with a high volume of cash and credit card transactions, the Company is maintaining a record of amounts due to and from the sellers of Synkronus in order to achieve an accurate accounting of cash and receivables. The Company expects to finalize these amounts during the three months ended September 30, 2006.

NOTE 7 - OTHER CURRENT ASSETS

Other current assets consists of prepaid expenses.

NOTE 8 - LONG-TERM ASSETS

Communications Towers
---------------------

The company intends to utilize broadcast towers as their main POP's (Points of Presence) and to deliver Point to Multipoint broadband connectivity to the company's existing and potential wireless customers. Depending on tower location and visibility, each tower will cover a range from 240 to 360 degrees, with a broadcast strength in excess of 25 miles delivering an average of 32Mbps of broadband data service. Within this coverage area, the company will sell data circuits for internet service, video and/or VoIP service.

At June 30, 2006, there were nine towers in operation. The estimated useful life of the towers is approximately ten years. The company begins to depreciate the cost of each tower when the tower is placed into service.

Property and equipment are recorded at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the related assets, which is estimated to be three years. Major classes of property and equipment at June 30, 2006 consists of the followings


Property and equipment consist of the following at June 30, 2006:

Telecommunications equipment                   $ 166,260
Computer equipment                               135,260
Communications Towers                             93,636
Automobile                                        50,650
Furniture and Fixtures                            23,291
Leasehold improvements                             7,176
                                               ---------
Total property and equipment                     476,273
Less: accumulated depreciation                  (115,467)
                                               ---------
Net property and equipment                     $ 360,806
                                               =========

Other long-term assets consist of the following at June 30, 2006:

                      Customer                   Supplier
                     Contracts     Trademarks    Contracts
                    ----------     ----------   ----------
                   $ 1,200,000      $ 100,000    $ 100,000
Less: Accumulated
Amortization:          (30,000)         N/A        (5,000)
                    ----------     ----------   ----------
Net book value     $ 1,170,000      $ 100,000    $ 95,000
                    ==========     ==========   ==========

Property and equipment and other long-term assets are depreciated on a straight-line basis over periods ranging from 36 to 120 months. Depreciation and amortization expense for the three months ended June 30, 2006 and 2005 was $65,769 and $13,849, respectively.

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at June 30, 2006:

Accounts payable and accrued liabilities       $ 572,825
Payroll and related                               36,281
Accrued interest                                  92,320
Sales taxes                                        1,606
                                               ---------
                                               $ 703,032
                                               =========

NOTE  10 - CASH ADVANCES PAYABLE

During the three months ended June 30, 2006, the Company received cash advances from an investor in the aggregate of $100,000. These cash advances accrued interest at the rate of 9% per annum, which amounted to $450 during the three months ended June 30, 2006.

Also during the three months ended June 30, 2006 the Company converted cash advances of $800,000 from the same investor into a convertible note payable. (See note 11.)

NOTE  11 - NOTES PAYABLE AND CAPITAL LEASES

Notes payable at June 30, 2006 consisted of the following:

Convertible note payable in the amount of $2,300,000 dated
March 31, 2006, effective on the date of the receipt of cash, or April 7, 2006. This amount consists of $1,500,000 loan to the Company for financing the Synkronus acquisition (note
3), and $800,000 which was previously loaned to the Company
by this investor as a cash advance. The note is deemed
effective at the date upon which the cash was received by
the Company, or April 7, 2006. The note bears interest at
the rate of 6% per annum, and is due in full on April 1,
2008. Upon maturity, the note and accrued interest are
convertible into common stock of the Company at the lower of the fair market value of the Company's common stock at the
date of conversion or $0.33 per share. The minimum price at
which the note and accrued interest may convert is $0.15 per share. The Company determined the value of the embedded
beneficial conversion feature of this note payable at the
time of issuance to be $69,697, which is considered a
discount to the note. This discount is amortized over the
life of the note. During the three months ended June 30,
2006, $8,075 of this discount was amortized, and at June 30,
2006, the remaining discount is $61,622.                            $ 2,238,378



Convertible note payable in the amount of $61,000 dated June
9, 2006. The note bears interest at the rate of 6% per
annum, and is due in full on June 9, 2007. Upon maturity,
the note and accrued interest are convertible into common
stock of the Company at the lower of the fair market value
of the Company's common stock at the date of conversion or
$0.33 per share. The minimum price at which the note and
accrued interest may convert is $0.15 per share. The Company determined the value of the embedded beneficial conversion
feature of this note payable at the time of issuance to be
$0.                                                                      61,000

Note payable in the amount of $50,650 for an auto loan. This note is dated June 14, 2006, and is payable in 60 equal
monthly installments of $979.25. This note bears interest at the rate of 5.9% per annum, and is guaranteed by the
Company's chairman. During the three months ended June 30,
2006, the Company made two payment on this Note, consisting
of interest of $498 and principal of $1,460.                             49,920


Convertible note payable in the amount of $30,000 payable to the Company's chairman. The note bears interest at the rate of 6%
per annum, and is due in full on April 1, 2007. Upon
maturity, the note and accrued interest are convertible into common stock of the Company at the lower of the fair market
value of the Company's common stock at the date of
conversion or $0.32 per share. The minimum price at which
the note and accrued interest may convert is $0.15 per
share. There was no beneficial conversion feature embedded
in this note at the time of issuance.                                    30,000

Capital lease in the amount of $13,291 for furniture located the Company's corporate office. The lease calls for payments of $360 per month for 44 months; the final payment is due
April 15, 2009. During the three months ended June 30, 2006, the Company made four payments in the aggregate amount of
$1,440, consisting of principal of $1,085 and interest of
$355.                                                                    10,630

                                                                    ------------
Total                                                               $ 2,389,928

Less: Short-term portion at June 30, 2006                              (103,455)
                                                                    ------------
Long-term portion                                                   $ 2,286,473
                                                                    ============



Aggregate maturities of long-term debt as of June 30, 2006 are as follows:



                    Fiscal Year
                  Ending March 31,             Amount
                    -----------              ----------
                       2007                $    70,262
                       2008                     43,096
                       2009                  2,314,003
                       2010                     10,968
                       2011                     11,273
                       2012                      1,948
                                             ----------
                     Total                 $ 2,451,550
                     Discount                 ( 61,622)
                                             ----------
                                           $ 2, 389,928
                                             ==========


NOTE 12 - EQUITY

The Company has authorized 20,000,000 shares of Preferred Stock, with a par value of $.001 per share. As of June 30, 2006, the Company has no Preferred Stock issued and outstanding. The Company has authorized 200,000,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2006, the Company has 24,073,296 shares of common stock issued and outstanding.

Common stock
------------

The Company had the following common stock transactions during three months ended June 30, 2006:


The Company issued 350,921 shares of common stock valued at $82,457 to consultants and employees for services.

The Company issued 1,491,229 shares of common stock valued at $263,456 to consultants and employees for services performed in a prior period. The cost of these services was accrued during the year ended March 31, 2006.

The Company issued 125,462 shares of common stock valued at $37,639 in satisfaction of certain accounts payable.

The Company issued 50,000 shares of common stock valued at $25,000 for subscriptions payable.

The Company issued 40,000 shares of common stock valued at $20,000 pursuant to the terms of a legal settlement.

The Company cancelled 120,625 shares of common stock received by the Company during the twelve months ended March 31, 2005 pursuant to a stock purchase agreement. Upon cancellation, the Company credited additional paid-in capital with the par value of these Shares, or $120.

The Company received for cancellation 1,000,000 shares of common stock valued at $250,000 pursuant to the terms of a legal settlement from a prior period. The value of these shares was charged to stock cancellation receivable in the prior period.

The  Company   charged  to   operations   the  amount  of  $26,142  of  deferred
compensation.

The Company recorded a discount related to the beneficial conversion feature of a note payable in the amount of $69,697 and charged this amount to additional paid-in capital.

NOTE 13 - CONTINGENCIES

On April 7, 2006, the Company completed the acquisition of certain of the assets of Synkronus, Inc. Pursuant to this acquisition, the Company acquired the ongoing internet hosting business of Synkronus. The Company's wholly-owned subsidiary SpeedFactory currently operates this business. This business is a high-transaction volume webhosting operation, and has several thousand customers who pay both in arrears and in advance of services. In order to ensure an accurate cutoff of revenue, accounts receivable, and accounts payable between the Company and the seller, the Company has deposited $300,000 of the purchase price into an escrow account. The Company has made a claim against these funds for adjustments for the timing of revenue, accounts receivable, and accounts payable cutoff, and other adjustments. The Company anticipates that these claims will be resolved upon the completion of the audit of Synkronus, Inc. for the two years ended December 31, 2006.

NOTE 14 - GOING CONCERN MATTERS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company's audited financial statements for the year ended March 31, 2006 as filed on Form 10-KSB, the Company had an accumulated deficit of $6,154,787 at March 31, 2006. The Company also has a limited operating history. These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                           FORWARD LOOKING STATEMENTS

Certain information contained in this discussion and elsewhere in this report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Securities Litigation Reform Act will not apply to certain "forward looking statements" because we issued "penny stock" (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3a51-1 under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "explore", "consider", "anticipate", "intend", "could", "estimate", "plan", "propose" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

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

Background
----------

The following discussion should be read in conjunction with the financial statements of the company and related notes included elsewhere in this Report and in the company's Annual Report on Form 10-KSB for the year ended March 31, 2006.

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

On April 05, 2006, through our wholly-owned subsidiary SpeedFactory, Inc., we acquired the internet service and connectivity business assets previously operated by Synkronus, Inc. under the name "SpeedFactory".

Based in Atlanta, SpeedFactory is a highly respected ISP, providing a full range of business-class connectivity services since 1998. With the acquisition of SpeedFactory, we have enhanced our position as a nationwide provider of scalable, reliable and cost-effective connectivity solutions, expanding our portfolio of products and services to include DSL, T1s, co-location and web hosting, and increased our customer base by over 1100%

The acquisition has had a significant impact on the majority of our financial comparatives including revenue, operating costs and expenses and assets and liabilities.

The combined company has 15 employees with offices in Anaheim, California and Atlanta, Georgia.


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


RESULTS OF OPERATIONS

Three months ended June 30, 2006:

Revenue for the quarter ended June 30, 2006 was $521,278 as compared to $147,324 for the quarter ended June 30, 2005. The increase of $373,954 or 254% in revenue is due to the acquisition of SpeedFactory, Inc. on April 5, 2006. The Company's first revenue-generating products and services entered the market during the third fiscal quarter ended December 31, 2004.

Cost of goods sold was $310,276 for the three months ended June 30, 2006, compared to $153,614 for the quarter ended June 30, 2005, an increase of $156,662 or 102%. Gross profit for the quarter ended June 30, 2006 was $211,002 compared to $(6,290) for the quarter ended June 30, 2005. The increase of $217,292 in gross profit is due to the acquisition of SpeedFactory, Inc. on April 5, 2006 and increased revenues from the Company's expanded ISP and Professional Services operations.

Total selling, general and administrative expenses for the quarter ended June 30, 2006 were $590,395, an increase of 70% compared to $347,194 for the quarter ended June 30, 2005. Selling, general and administrative expenses for the three months ended June 30, 2006 consisted primarily of payroll and related costs of $171,133; legal and accounting fees of $127,679 ; non-cash compensation of $80,199; facilities and related costs of $67,319; equipment rental and equipment costs of $46,271; consulting and professional fees of $41,186; travel and entertainment costs of $12,840; office expenses of $11,007 and public relations and marketing costs of $8,161.

Depreciation expense for the three months ended June 30, 2006 was $65,769 compared to $13,849 for the quarter ended June 30, 2005, an increase of $51,920 or 375%. The reason for the increased depreciation expense is an increase in the Company's capital assets as we continue to expand our operations.

Interest expense net of interest income for the three months ended June 30, 2006 was $57,934, an increase of $55,476 compared to interest expense of $ 2,458 for the three months ended June 30, 2005. The increase was due to an increase in the Company's debt along with the amortization of the discounts associated with the beneficial conversion features of notes payable.

For the reasons above, the Company had a net loss for the three months ended June 30, 2006 of $498,846, an increase of $129,055 or 35% compared to a net loss of $369,791 for the three months ended June 30, 2005.


Liquidity and Capital Resources
-------------------------------

As of June 30, 2006, the company had a cash balance of $73,613, and the company's accumulated deficit was $6,653,633. Total liabilities were $3,270,489, consisting of notes payable, capital leases payable, trade accounts payable and accrued liabilities, and deferred revenue.

Notes payable are as follows:

Convertible note payable in the amount of $2,300,000,
effective on the date of the receipt of cash, or April 7,
2006. This amount consists of $1,500,000 loan to the Company for financing the Synkronus acquisition (note 3), and
$800,000 which was previously loaned to the Company by this
investor as a cash advance. The note is deemed effective at
the date upon which the cash was received by the Company, or
April 7, 2006. The note bears interest at the rate of 6% per annum, and is due in full on April 1, 2008. Upon maturity,
the note and accrued interest are convertible into common
stock of the Company at the lower of the fair market value
of the Company's common stock at the date of conversion or
$0.33 per share. The minimum price at which the note and
accrued interest may convert is $0.15 per share. The Company determined the value of the embedded beneficial conversion
feature of this note payable at the time of issuance to be
$69,697, which is considered a discount to the note. This
discount is amortized over the life of the note. During the
three months ended June 30, 2006, $8,075 of this discount
was amortized, and at June 30, 2006, the remaining discount
is $61,622.                                                         $ 2,238,378




Convertible note payable in the amount of $61,000 dated June
9, 2006. The note bears interest at the rate of 6% per
annum, and is due in full on June 9, 2007. Upon maturity,
the note and accrued interest are convertible into common
stock of the Company at the lower of the fair market value
of the Company's common stock at the date of conversion or
$0.33 per share. The minimum price at which the note and
accrued interest may convert is $0.15 per share. The Company determined the value of the embedded beneficial conversion
feature of this note payable at the time of issuance to be
$0.                                                                      61,000

Note payable in the amount of $50,650 for an auto loan. This note is dated June 14, 2006, and is payable in 60 equal
monthly installments of $979.25. This note bears interest at the rate of 5.9% per annum, and is guaranteed by the
Company's chairman. During the three months ended June 30,
2006, the Company made two payment on this Note, consisting
of interest of $498 and principal of $1,460.                             49,920


Convertible note payable in the amount of $30,000 payable to a board member. The note bears interest at the rate of 6%
per annum, and is due in full on April 1, 2007. Upon
maturity, the note and accrued interest are convertible into common stock of the Company at the lower of the fair market
value of the Company's common stock at the date of
conversion or $0.32 per share. The minimum price at which
the note and accrued interest may convert is $0.15 per
share. There was no beneficial conversion feature embedded
in this note at the time of issuance.                                    30,000

Capital lease in the amount of $13,291 for furniture located the Company's corporate office. The lease calls for payments of $360 per month for 44 months; the final payment is due
April 15, 2009. During the three months ended June 30, 2006, the Company made four payments in the aggregate amount of
$1,440, consisting of principal of $1,085 and interest of
$355.                                                                    10,630

                                                                    ------------
Total                                                               $ 2,389,928

Less: Short-term portion                                               (103,455)
                                                                    ------------
Long-term portion                                                   $ 2,286,473
                                                                    ============


Cash advances of $100,000 consists of a loan made by an investor, payable upon demand, which bears interest at the rate of 6% per annum.

The Company's cash on hand may be insufficient to fund its planned operating needs. NextPhase continues to seek funding for working capital requirements, necessary equipment purchases, marketing costs, and other operations for the next year and foreseeable future by raising capital through the sale of equity and/or debt securities, issuing common stock in lieu of cash for services and by advances from shareholders.

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

The independent auditors report on our March 31, 2006 and 2005 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

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

                           PART II - OTHER INFORMATION


ITEM 1:    LEGAL PROCEEDINGS.


None.


ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All of the shares listed below were offered and sold under the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

                                 Number of    Total  Type of
Holder Name          Date Sold   Shares       Price  Consideration
-----------          ---------   ---------    -----  -------------

Market Solutions                  30,000      9,600  Services rendered
Fran Miller                       10,000      3,400  Services rendered
Michael Failing                   30,000      8,400  Services rendered
Martin Moreno                     50,000      7,500  Services rendered
Steve Dahlin                      50,000     25,000  Sale of assets

All of the sales described above were made

o directly by us to persons with whom management had direct contact and personal relationships; and
o to  persons  who were  introduced  to us by members  of our  management.


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5:   OTHER INFORMATION.

None.


ITEM 6. EXHIBITS

2. Asset Purchase Agreements dated March 29, 2006 between Synkronus, Inc. and SpeedFactory, Inc. (1)

3.1  Articles of Incorporation (2)

3.2 Certificate of Amendment to Articles of Incorporation, as filed on May 15, 2000 (3)

3.3 Certificate of Amendment to Articles of Incorporation, as filed on March 13, 2001 (2)

3.4 Certificate of Amendment to Articles of Incorporation, as filed on May 5, 2003(2)

3.5 Certificate of Amendment to Articles of Incorporation as filed on January 21, 2005 (3)

3.6  Amended and Restated By-Laws (4)

10.1 Wholesale   DSL   Agreement   dated   November   17,  2005  between  Bell
     South Celecommunications, Inc. and Synkronus, Inc. (d/b/a SpeedFactory)

31 Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32 Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

----------

(1) Incorporated by reference to the exhibit to the Company's Current Report on Form 8-K filed on April 12, 2006.

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

                                 Date: August 14, 2006