Form 10QSB
period 2006-09-30
NEXTPHASE WIRELESS, INC.
filed 2006-11-14
CIK 1003933

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

    [X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
        ACT OF 1934

                For the Quarterly Period Ended September 30, 2006

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


               ---------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes   No  X
                                                             ---   ---

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act Yes   No  X
                                  ---   ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS.

Check whether registrant filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities
under a plan confirmed by a court.   Yes    No
                                        ---    ---

APPLICABLE TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: There are 25,364,683 shares of common stock issued and outstanding as of November 10, 2006.

Transitional  Small Business Disclosure Format (check one) Yes      No X
                                                              ---     ---

                            NEXTPHASE WIRELESS, INC.

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2006

                                TABLE OF CONTENTS

                                                                        Page no.
                                                                        --------

PART I - FINANCIAL INFORMATION.......................................F-1

      Financial Statements (Unaudited)........................F-1 to F-13

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

    Item 3.  Defaults Upon Senior Securities.........................7

    Item 4.  Submission of Matters to a Vote of Security Holders.....7

    Item 5.  Other Information.......................................7

    Item 6.  Exhibits................................................7

SIGNATURES...........................................................9

PART I. FINANCIAL INFORMATION

                            NextPhase Wireless, Inc.
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                                                                    September 30,
                                                                                        2006
                                                                                    -----------
ASSETS

Current assets
    Cash and cash equivalents                                                       $     5,607
    Accounts receivable, net of allowance of $9,481 (note 4)                            112,600
    Other receivables (note 5)                                                           45,000
    Other current assets (note 6)                                                           610
                                                                                    -----------

      Total current assets                                                              163,817

    Property and equipment, net of accumulated depreciation of $ 148,019 (note 7)       352,687
    Customer contracts, net of accumulated amortization of  $60,000 (note 7)          1,140,000
    Trademarks                                                                          100,000
    Supplier contracts, net of accumulated amortization of $10,000 (note 7)              90,000
    Deposits                                                                              8,637
                                                                                    -----------

Total assets                                                                        $ 1,855,141
                                                                                    ===========

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

   Accounts payable and accrued liabilities (note 8)                                $   959,244
   Deferred revenue (note 1)                                                             80,444
   Cash advances payable (note 9)                                                       100,000
   Notes payable and capital leases - current portion  (note 10)                         94,223
                                                                                    -----------

      Total current liabilities                                                       1,233,911

   Notes payable and capital leases, net of discount of $52,778 (note 11)             2,301,512

Total liabilities                                                                     3,535,424

Commitments and contingencies (note 11)                                                      --

(Deficiency in) stockholder's equity Preferred stock, 0.001 par value:
      20,000,000 shares authorized, no shares issued and outstanding                         --
   Common stock, $0.001 par value; 200,000,000 shares authorized;
   24,363,296 shares issued and 24,273,116 shares outstanding at September 30,
   2006 (note 9)                                                                         24,273
   Treasury Stock                                                                            --
   Additional paid-in capital                                                         5,397,808
   Deferred Compensation (note 9)                                                       (36,764)
   Accumulated deficit                                                               (7,065,600)
                                                                                    -----------
      Total (deficiency in) stockholder's equity                                     (1,680,283)
                                                                                    -----------
Total liabilities and (deficiency in) stockholders' equity                            1,855,141
                                                                                    ===========

              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                            NextPhase Wireless, Inc.
                Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                  For the Three   For the Three   For the Six     For the Six
                                                  Months Ended    Months Ended    Months Ended    Months Ended
                                                  September 30    September 30    September 30    September 30
                                                      2006            2005            2006            2005
                                                  ------------    ------------    ------------    ------------
Revenues                                          $    636,426    $     95,476    $  1,157,704    $    242,800

   Cost of revenue                                     300,739          80,375         611,015         233,989
                                                  ------------    ------------    ------------    ------------

Gross profit                                           335,687          15,101         546,689           8,811

Operating expenses:

   Selling, general and administrative expenses        610,195         495,832       1,200,590         843,026
   Depreciation and amortization                        67,554          14,815         133,323          28,664

                                                  ------------    ------------    ------------    ------------
      Total operating expenses                         677,749         510,647       1,333,913         871,690

Operating loss                                        (342,062)       (495,546)       (787,224)       (862,879)

Other (income) expense:

   Interest (income) expense                            69,906          11,243         127,840          13,701
   Other (income) expense                                    0          (2,120)         (4,251)         (2,120)
                                                  ------------    ------------    ------------    ------------

      Total other (income) expense                      69,906           9,123         123,589          11,581

  Loss before income taxes                            (411,968)       (504,669)       (910,813)       (874,460)

   Provision for income taxes                               --              --              --              --

                                                  ------------    ------------    ------------    ------------
Net loss                                          $   (411,968)   $   (504,669)   $   (910,813)   $   (874,460)
                                                  ============    ============    ============    ============

Net loss per share - basic and diluted            $      (0.02)   $      (0.02)   $      (0.04)   $      (0.04)
                                                  ============    ============    ============    ============
Weighted average shares outstanding -
                                                  ------------    ------------    ------------    ------------
   basic and diluted                                24,217,310      21,927,581      24,081,201      21,179,166
                                                  ============    ============    ============    ============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       NextPhase Wireless, Inc.
            Condensed Consolidated Statements of Cash Flows

                                                                         For the Six     For the Six
                                                                         Months Ended    Months Ended
                                                                         September 30    September 30
                                                                             2006            2005
                                                                          -----------    -----------
Cash flows from operating activities:
   Net loss                                                               $  (910,813)   $  (874,460)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH USED IN OPERATING ACTIVITIES:
    Non-cash compensation                                                     151,528         33,160
    Amortization of deferred compensation                                                     50,000
    Amortization of discount on notes payable                                  16,920          6,667
   Interest expense                                                            49,859              0
    Depreciation and amortization                                             133,323         28,664
  Changes in assets and liabilities:
     (Increase) decrease in assets:
        Accounts receivable, net                                              133,501        (23,606)
        Other current assets                                                    2,018             --
        Other receivables                                                     (91,890)            --
        Deposits                                                                 (600)
 Increase (decrease) in liabilities:
        Accounts payable                                                      341,172        146,325
        Advances Payable                                                                      (3,604)
        Deferred revenue                                                       46,663          2,445
                                                                          -----------    -----------
   NET CASH USED IN OPERATING ACTIVITIES                                     (128,319)      (634,409)
                                                                          -----------    -----------
Cash flows from investing activities:
   Purchase of property and equipment                                      (1,538,989)       (11,728)
   Purchase of company stock                                                   (9,979)             0
                                                                          -----------    -----------
   NET CASH USED IN INVESTING ACTIVITIES                                   (1,548,968)       (11,728)
                                                                          -----------    -----------
Cash flows from financing activities:
    Proceeds from notes payable                                             1,561,000         25,000
    Proceeds from cash advances payable                                       100,000        800,000
    Principal payments on notes payable and capital leases                    (13,953)      (170,632)
    Proceeds from sale of common stock                                             --        410,000
    Common stock subscribed                                                        --         35,000
    Increase in deposits                                                           --         (3,376)
                                                                          -----------    -----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                1,647,047      1,095,992
                                                                          -----------    -----------
Increase in cash and cash equivalents                                         (30,240)       449,855
Cash and cash equivalents at beginning of period                               35,847         50,948
                                                                          -----------    -----------
Cash and cash equivalents at end of period                                $     5,607    $   500,803
                                                                          ===========    ===========

Supplemental disclosure of cash flow information:

                                       Cash paid during the period for:
                                                               Interest   $       770    $        --
                                                                          ===========    ===========
                                                                  Taxes   $        --    $        --
                                                                          ===========    ===========
    Issued of common stock previously subscribed                          $    25,000    $   245,000
                                                                          ===========    ===========
    Acquisition of automotibile for note payable                          $    50,650    $        --
                                                                          ===========    ===========
    Cancellation of stock from legal settlements                          $   250,000    $        --
                                                                          ===========    ===========
    Cancellation of shares originally obtained in reverse merger          $       121    $        --
                                                                          ===========    ===========
    Common stock issued for accounts payable                              $    37,639    $        --
                                                                          ===========    ===========
    Beneficial conversion feature of notes payable                                       $    20,000
                                                                          ===========    ===========
    Common stock issued for acquisition of Blazen                                        $    25,000
                                                                          ===========    ===========
    Shares issued for legal settlement, previously accrued                $    20,000    $        --
                                                                          ===========    ===========
    Beneficial conversion feature of note payable                         $    69,697    $        --
                                                                          ===========    ===========
    Amortization of disocunt on note payable associated
        with beneficial conversion feature                                               $     6,667
                                                                          ===========    ===========
    Amortization of deferred compensation                                 $    52,572    $    50,000
                                                                          ===========    ===========
    Common stock issued for services                                      $    98,957    $    33,160
                                                                          ===========    ===========

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            NEXTPHASE WIRELESS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                September 30, 2006
                                   (Unaudited)

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

The Company has a limited operating history with revenue-generating products and services only recently entering the market. The financial statements include the accounts of the Company and its wholly owned subsidiaries, Next Phase Technologies, Inc. ("NTI") and SpeedFactory, Inc. ("SpeedFactory"). NTI was acquired in a reverse acquisition on August 3, 2004, and prior to that time, NextPhase had no operations. On January 21, 2005 the Company changed its name from Edison Renewables, Inc. to NextPhase Wireless, Inc. On April 5, 2005,
NextPhase acquired the internet service and connectivity business assets previously operated by Synkronus, Inc. under the name "SpeedFactory". Management's plans are discussed further in the Going Concern portion of Note 1.

     o As we have extended our wireless `footprint' in Southern California, through a combination of organic growth and acquisitions, we have continued to add small to medium business subscribers, small office/home office (SOHO) subscribers, and residential subscribers in underserved markets to our network.

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

With the acquisition of SpeedFactory, we have enhanced out position as a nationwide provider of scalable, reliable and cost effective connectivity solutions, expanding our portfolio of products and services to include DSL, T1s, co-location and web hosting.

Interim  Financial  Information
-----------------------------

The accompanying  unaudited interim  financial  statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in form 10-KSB for the year ended March 31, 2006. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three months September 30, 2006 are not necessarily indicative of the results of operations to be expected for the full year.

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

The financial statements presented include only the accounts of NTI, from its inception (September 14, 2000) through December 31, 2004, of NextPhase from August 3, 2004 through September 30, 2006, and of SpeedFactory from April 6, 2006 through September 30, 2006.

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

Deferred Revenue
----------------

Deferred revenue consists of prepayments the Company has received for its services. At September 30, 2006, the Company had recorded deferred revenue in the amount of $80,444.

Going  Concern
--------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. While the Company now has an established source of revenue, it has experienced net operating losses of $7,065,600 since inception.

The Company has a working capital deficit of $1,070,095 at September 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

The combined company has 12 employees with offices in Anaheim, California and Atlanta, Georgia.

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

Disclosures about Fair Value of Financial Instruments
-----------------------------------------------------

The carrying amounts of the Company's financial instruments, which include accounts receivable and accounts payable, approximate fair value at September 30, 2006.

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

The company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The company's Consolidated Financial Statements as of and for twelve months Ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the company's Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the three months ended September 30, 2006 was $0. Pro forma stock based compensation was $0 for the three months ended September 30, 2006.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

A summary of option activity under the Plan as of September 30, 2006, and changes during the period then ended are presented below:

                                                                    Weighted-
                                                                Average Exercise
                                                Options              Price
                                                --------        ----------------

      Outstanding at June 30, 2006                    0           $    0.00
      Issued                                          0                0.00
      Exercised                                       0                0.00
      Forfeited or expired                            0                0.00

      Outstanding at September 30, 2006               0           $    0.00
      Non-vested at September 30, 2006                0                0.00
      Exercisable at September 30, 2006               0           $    0.00



Aggregate intrinsic value of options outstanding and options exercisable at September 30, 2006 was $0. Aggregate intrinsic value represents the difference between the company's closing stock price on the last trading day of the fiscal period, which was $0.13 as of September 30, 2006, and the exercise price multiplied by the number of options outstanding. As of September 30, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was $0. The total fair value of options vested was $0 for the three-month periods ended September 30, 2006 and 2005, respectively.

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

                                                  For the three    For the six
                                                   months ended    months ended
                                                   September 30,   September 30,
                                                       2005           2005
                                                     ---------     ---------
Net loss - as reported                               $(504,669)    $(874,460)
Add:     Total stock based employee
         compensation expense
         as reported under intrinsic value
         method (APB No. 25)                                --            --

Deduct:  Total stock based employee compensation
         expense as reported under fair value
         based method (SFAS No. 123)                        --            --
                                                     ---------     ---------
Net loss - Pro forma                                 $(504,669)    $(874,460)

Net loss attributable to common
  shareholders - Pro forma                           $(504,669)    $(874,460)

Basic and diluted loss per share - as reported       $   (0.02)    $   (0.04)
                                                     =========     =========

Basic and diluted loss per share - Pro forma         $   (0.02)    $   (0.04)
                                                     =========     =========


Earnings (Loss) per Common Share
--------------------------------

The company computes earnings per share under Financial Accounting Standard No.128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the company's stock options and warrants (calculated using the treasury stock method). During the three months ended September 30, 2006 and 2005, common stock equivalents were not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

New Accounting Pronouncements
-----------------------------

On February 16, 2006 the Financial Accounting Standards Board (FASB) issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

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

In September 2006 the Financial Account Standards Board (the "FASB") issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows. In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

Comprehensive Income
--------------------

The Company has no items of other comprehensive income (loss) for the periods ended September 30, 2006 and 2005.

NOTE 2 - SYNKRONUS ACQUISITION

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

(Proforma)

                                           Three
                                        Months Ended        Six Months Ended
                                      September 30, 2005   September 30, 2005
                                      ------------------   ------------------
Sales
  NextPhase                              $    95,476          $   242,800
  Synkronus                                  462,321              941,029
                                         -----------          -----------
  Total sales                            $   557,797          $ 1,183,829
                                         -----------          -----------
  Net Loss                               $  (455,802)         $  (668,086)
                                         ===========          ===========
NextPhase, as reported
  Loss per share                               (0.02)               (0.03)
Pro forma
  Loss per share                               (0.02)               (0.03)

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2006, the Company had the following transactions with related parties:

The Company has a line of credit with America Express of $4,400. The Company's chairman co-signs on this line of credit. During the three months ended September 30, 2006 the Company had an outstanding balance on the credit card of $3,965.

The Company has a line of credit with Bank of America of $25,000. The Company's chairman co-signs on this line of credit. During the three months ended September 30, 2006 the company had and outstanding balance on the credit card of $19,830.

The Company's chairman has made payments in the Company's behalf in the amount of $7,030.

NOTE 4 - ACCOUNTS RECEIVABLE

The Company has trade accounts receivable in the amount of $122,081 at September 30, 2006 and has reserved the amount of $9,481. Net accounts receivable at September 30, 2006 are $112,600.

NOTE 5 - OTHER RECEIVABLES

Other receivables at September 30, 2006 consist of a net amount of $45,000 due from Synkronus, Inc. in connection with the sale of Synkronus' assets to the Company's subsidiary SpeedFactory, Inc. (see note 10). As the Company took control of an ongoing internet hosting business with a high volume of cash transactions, the Company is maintaining a record of amounts due to and from Synkronus in order to achieve an accurate accounting of cash and receivables. In October 2006, the Company reached an agreement finalizing these amounts. Pursuant to the terms of this agreement, The Company will receive $45,000 of the amount held in escrow. The Company charged to operations the balance of $46,890 as an impairment to the amount receivable.

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consists of prepaid expenses.

NOTE 7 - PROPERTY AND EQUIPMENT ASSETS

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

At September 30, 2006, there were ten towers in operation. The estimated useful life of the towers is approximately ten years. The company begins to depreciate the cost of each tower when the tower is placed into service.

Property and equipment are recorded at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the related assets, which is estimated to be three years. Major classes of property and equipment at September 30, 2006 consists of the followings:

Property and equipment consist of the following at September 30, 2006:

Telecommunications equipment                   $ 166,261
Computer equipment                               135,260
Communications towers                            118,068
Automobile                                        50,650
Furniture and fixtures                            23,291
Leasehold improvements                             7,176
                                               ---------
Total property and equipment                     500,706
Less: accumulated depreciation                  (148,019)
                                               ---------
Net property and equipment                     $ 352,687
                                               =========

Intangible Assets
-----------------

Intangible assets consist of the following at September 30, 2006:

                     Customer                    Supplier
                     Contracts     Trademarks    Contracts
                    ----------     ----------   ----------
Original amount     $1,200,000      $ 100,000    $ 100,000
Less: Accumulated
Amortization:          (60,000)            --      (10,000)
                    ----------     ----------   ----------
Net book value      $1,140,000      $ 100,000    $  90,000
                    ==========     ==========   ==========

Property and equipment and other long-term assets are depreciated on a straight-line basis over periods ranging from 24 to 120 months. Depreciation and amortization expense for the three months ended September 30, 2006 and 2005 was $67,554 and $14,815, respectively. Depreciation and amortization expense for the six months ended September 30, 2006 and 2005 was $133,323 and $28,664, respectively.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at September 30, 2006:

Accounts payable and accrued liabilities       $ 767,030
Payroll and related                               39,186
Accrued interest                                 149,364
Sales taxes                                        3,664
                                               ---------
                                               $ 959,244
                                               =========

NOTE 9 - CASH ADVANCES PAYABLE

During the three months ended September 30, 2006, the Company received cash advances from an investor in the aggregate of $100,000. These cash advances accrued interest at the rate of 9% per annum, which amounted to $2,300 during the three months ended September 30, 2006.

Also during the three the three months ended June 30, 2006 the Company converted cash advances of $800,000 from the same investor into a convertible note payable. (See note 9.)

NOTE 10 - NOTES PAYABLE AND CAPITAL LEASES

Notes payable at September 30, 2006 consisted of the following:

Convertible  note payable in the amount of $2,300,000 dated March
31, 2006. The note is deemed effective at the date upon which the cash was  received  by the  Company,  or April 7, 2006.  The note bears interest at the rate of 6% per annum, and is due in full on
April 1, 2008. Upon maturity,  the note and accrued  interest are convertible  into common stock of the Company at the lower of the fair market  value of the  Company's  common stock at the date of conversion  or $0.33 per share.  The  minimum  price at which the note and accrued  interest  may  convert is $0.15 per share.  The
Company   determined   the  value  of  the  embedded   beneficial
conversion  feature of this note  payable at the time of issuance to be $69,697,  which is considered a discount to the note.  This discount is amortized over the life of the note. During the three months  ended  September  30, 2006,  $8,844 of this  discount was amortized,  and at September 30, 2006, the remaining  discount is
$52,777.                                                            $ 2,247,222

Convertible  note payable in the amount of $61,000  dated June 9,
2006. The note bears interest at the rate of 6% per annum, and is due in full on June 9, 2007. Upon maturity,  the note and accrued interest are convertible  into common stock of the Company at the lower of the fair market value of the  Company's  common stock at the date of conversion  or $0.33 per share.  The minimum price at which the note and  accrued  interest  may  convert  is $0.15 per
share.   The  Company   determined  the  value  of  the  embedded
beneficial conversion feature of this note payable at the time of
issuance to be $0.                                                       61,000

Note payable in the amount of $50,650 for an auto loan. This note is dated  June  14,  2006,  and is  payable  in 60 equal  monthly installments of $979.25.  This note bears interest at the rate of
5.9% per annum,  and is  guaranteed  by the  Company's  chairman.
During the three months  ended  September  30, 2006,  the Company made two payment on this Note, consisting of interest of $736 and
principal of $2,201.                                                     47,718

Convertible  note  payable in the amount of $30,000  payable to a board  member.  The  note  bears  interest  at the rate of 6% per annum,  and is due in full on April 1, 2007.  Upon maturity,  the note and accrued  interest are  convertible  into common stock of the  Company  at  the  lower  of the  fair  market  value  of the
Company's  common  stock at the date of  conversion  or $0.32 per share.  The minimum price at which the note and accrued  interest
may  convert  is  $0.15  per  share.   There  was  no  beneficial
conversion feature embedded in this note at the time of issuance.        30,000

Capital lease in the amount of $13,291 for furniture  located the
Company's  corporate office. The lease calls for payments of $360 per month for 44 months; the final payment is due April 15, 2009.
During the three months  ended  September  30, 2006,  the Company made four payments in the aggregate amount of $1,080,  consisting
of principal of $829 and interest of $251.                                9,795
                                                                    -----------
Total                                                               $ 2,395,735

Less: Short-term portion                                                (94,223)
                                                                    -----------
Long-term portion                                                   $ 2,395,737
                                                                    ===========

Aggregate maturities of long-term debt as of September 30, 2006 are as follows:

                      Fiscal Year
                    Ending March 31,             Amount
                    ----------------          -----------
                         2007                 $    70,469
                         2008                      42,656
                         2009                   2,312,107
                         2010                       9,959
                         2011                      10,580
                         2012                       2,743
                                              -----------
Total                                         $ 2,448,514
Discount                                          (52,779)
                                              -----------
                                              $ 2,395,735
                                              ===========

NOTE 11 - EQUITY

The Company has authorized 20,000,000 shares of Preferred Stock, with a par value of $.001 per share. As of September 30, 2006, the Company has no Preferred Stock issued and outstanding. The Company has authorized 200,000,000 shares of common stock, with a par value of $.001 per share. As of September 30, 2006, the Company has 24,363,296 shares of common stock issued and outstanding.

Common stock
------------

The Company had the following common stock transactions during six months ended September 30, 2006:

The Company issued 350,921 shares of common stock valued at $82,457 to consultants and employees for services, during the three months ended June 30, 2006.

The Company issued 1,491,229 shares of common stock valued at $263,456 to consultants and employees for services performed in a prior period. The cost of these services was accrued during the year ended March 31, 2006, during the three months ended June 30, 2006.

The Company issued 50,000 shares of common stock valued at $25,000 for subscriptions payable, during the three months ended June 30, 2006.

The Company issued 40,000 shares of common stock valued at $20,000 pursuant to the terms of a legal settlement, during the three months ended June 30, 2006.

The Company received for cancellation 1,000,000 shares of common stock valued at $250,000 pursuant to the terms of a legal settlement from a prior period. The value of these shares was charged to stock cancellation receivable in the prior period, during the three months ended June 30, 2006.

The  Company   charged  to   operations   the  amount  of  $26,142  of  deferred
compensation, during the three months ended June 30, 2006.

The Company recorded a discount related to the beneficial conversion feature of a note payable in the amount of $69,697 and charged this amount to additional paid-in capital, during the three months ended June 30, 2006.

The Company issued 50,000 shares of common stock valued at $4,500 as a bonus for services performed, during the three months ended September 30, 2006.

The Company issued 240,000 shares of common stock valued at $20,400 pursuant to the terms of a consulting agreement, during the three months ended September 30, 2006.

The  Company   charged  to   operations   the  amount  of  $31,529  of  deferred
compensation, during the three months ended September 30, 2006.

The Company purchased shares of the Company's common stock valued at $9,979, during the three months ended September 30, 2006.

Deferred Compensation
---------------------

The Company sometimes pays its service providers with shares of the Company's common stock. When such payments are made in advance of services, the Company charged to deferred compensation the fair value of the stock issued, and amortized to operations the cost of those services over the life of the related contract. During the three months ended September 30, 2006, the Company amortized the amount of $26,427 to operations, and at September 30, 2006 the amount of $36,764 remained in deferred compensation representing the cost of services to be performed through February, 2007.

NOTE 12 - CONTINGENCIES

On April 7, 2006, the Company completed the acquisition of certain of the assets of Synkronus, Inc. Pursuant to this acquisition, the Company acquired the ongoing internet connectivity business of Synkronus. The Company's wholly-owned subsidiary SpeedFactory currently operates this business. This business is a high-transaction volume internet connectivity operation, and has several thousand customers who pay both in arrears and in advance of services. In order to ensure an accurate cutoff of revenue, accounts receivable, and accounts payable between the Company and the seller, the Company has deposited $300,000 of the purchase price into an escrow account. The Company made an initial claim against these funds for adjustments for the timing of revenue, accounts receivable, and accounts payable cutoff, and other adjustments in the amount of $91,890.

In October 2006, the Company reached an agreement finalizing these amounts. Pursuant to the terms of this agreement, The Company will receive $45,000 of the amount held in escrow. The Company charged to operations the balance of $46,890 as an impairment to the amount receivable (see note 3).

NOTE 13 - GOING CONCERN MATTERS

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

NOTE 14 - SUBSEQUENT EVENTS

The Company issued 480,000 shares of common stock valued at approximately $40,800 pursuant to the terms of a consulting agreement, subsequent to September 30, 2006.

The Company issued 611,567 shares of common stock valued at approximately $81,000 to consultants and employees for services, subsequent to September 30, 2006.

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

The combined company has 12 employees with offices in Anaheim, California and Atlanta, Georgia.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2006 and September 30, 2005:

Revenue for the quarter ended September 30, 2006 was $636,426, compared to $95,476 for the quarter ended September 30, 2005. The increase of $540,950 or 567% in revenue is due to the acquisition of SpeedFactory, Inc. on April 5, 2006. The Company's first revenue-generating products and services entered the market during the third fiscal quarter ended December 31, 2004.

Cost of goods sold was $300,739 for the three months ended September 30, 2006, compared to $80,375 for the quarter ended September 30, 2005, an increase of $220,364 or 274%. Gross profit for the quarter ended September 30, 2006 was $335,687 compared to $15,101 for the quarter ended September 30, 2005. The increase of $320,586 in gross profit is due to the acquisition of SpeedFactory, Inc. on April 5, 2006 and increased revenues from the Company's expanded ISP and Professional Services operations.

Total selling, general and administrative expenses for the quarter ended September 30, 2006 were $610,195, an increase of $114,363 or 23% compared to $495,832 for the quarter ended September 30, 2005. Selling, general and administrative expenses for the three months ended September 30, 2006 consisted primarily of payroll and related costs of $231,748; legal and accounting fees of $110,847; non-cash compensation of $71,329; facilities and related costs of $71,226; impairment expense of $46,890; consulting and professional fees of $17,770; office expenses of $15,738, public relations and marketing costs of $14,821, bank services charges of $13,552, and travel and entertainment costs of $7,289.

Depreciation and amortization expense for the three months ended September 30, 2006 was $67,554 compared to $14,815 for the quarter ended September 30, 2005, an increase of $52,739 or 356%. The reason for the increased depreciation expense is an increase in the Company's capital assets as we continue to expand our operations.

Interest expense, net of interest expense for the three months ended September 30, 2006 was $69,906, an increase of $58,663 or 522% compared to interest income of $11,243 for the three months ended September 30, 2005. The increase was due to an increase in the Company's debt along with the amortization of the discounts associated with the beneficial conversion features of notes payable.

For the reasons above, the Company had a net loss for the three months ended September 30, 2006 of $411,968, a decrease of $92,701 or 18% compared to a net loss of $504,669 for the three months ended September 30, 2005.

Six months ended September 30, 2006 and September 30, 2005:

Revenue for the six months ended September 30, 2006 was $1,157,704 compared to $242,800 for the quarter ended September 30, 2005. The increase of $914,904 or 377% is due to the acquisition of SpeedFactory, Inc. on April 5, 2006. The Company's first revenue-generating products and services entered the market during the third fiscal quarter ended December 31, 2004.

Cost of goods sold was $611,015 for the six months ended September 30, 2006, compared to $233,989 for the six months ended September 30, 2005, an increase of $377,026 or 161%. Gross profit for the six months ended September 30, 2006 was $546,689 compared to $8,811 for the six months ended September 30, 2005. The increase of $531,878 in gross profit is due to the acquisition of SpeedFactory, Inc. on April 5, 2006 and increased revenues from the Company's expanded ISP and Professional Services operations.

Total selling, general and administrative expenses for the six months ended September 30, 2006 were $1,200,590, an increase of 42% compared to $843,026 for the six months ended September 30, 2005. Selling, general and administrative expenses for the six months ended September 30, 2006 consisted primarily of payroll and related costs of $402,881; legal and accounting fees of $238,526 ; non-cash compensation of $151,528; facilities and related costs of $138,545; consulting and professional fees of $58,956; impairment expense $46,890; equipment rental and equipment costs of $41,749; office expense $26,745; public relations and marketing costs of $22,982; bank service charges of $20,767; and travel and entertainment expenses of $20,128.

Depreciation expense for the six months ended September 30, 2006 was $133,323 compared to $28,664 for the six months ended September 30, 2005, an increase of $104,659 or 365%. The reason for the increased depreciation expense is an increase in the Company's capital assets as we continue to expand our operations.

Interest expense net of interest income for the six months ended September 30, 2006 was $127,840, an increase of $114,139 compared to interest income of $13,701 for the six months ended September 30, 2005. The increase was due to an increase in the Company's debt along with the amortization of the discounts associated with the beneficial conversion features of notes payable.

For the reasons above, the Company had a net loss for the six months ended September 30, 2006 of $910,813, an increase of $36,353 or 4% compared to a net loss of $874,460 for the six months ended September 30, 2005.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2006, the company had a cash balance of $5,607, and the company's accumulated deficit was $7,065,600. Total liabilities were $3,535,424, consisting of notes and capital leases payable of $2,301,512 (net of discount of $52,778); trade accounts payable of $959,244; cash advances payable of $100,000; and deferred revenue of $80,444.

Notes payable are as follows:

Convertible note payable in the amount of $2,300,000. This amount consists of  $1,500,000  loan to the Company  for  financing  the
Synkronus acquisition (note 3), and $800,000 which was previously loaned to the  Company by this  investor as a cash  advance.  The note is  deemed  effective  at the date  upon  which the cash was received  by the  Company,  or April  7,  2006.  The  note  bears interest at the rate of 6% per annum, and is due in full on April
1,  2008.  Upon  maturity,  the note  and  accrued  interest  are convertible  into common stock of the Company at the lower of the fair market  value of the  Company's  common stock at the date of conversion  or $0.33 per share.  The  minimum  price at which the note and accrued  interest  may  convert is $0.15 per share.  The
Company   determined   the  value  of  the  embedded   beneficial
conversion  feature of this note  payable at the time of issuance to be $69,697,  which is considered a discount to the note.  This discount is amortized over the life of the note. During the three months ended  September  30, 2006,  $16,920 of this  discount was amortized,  and at September 30, 2006, the remaining  discount is
$52,777.                                                              2,247,222

Convertible  note payable in the amount of $61,000  dated June 9,
2006. The note bears interest at the rate of 6% per annum, and is due in full on June 9, 2007. Upon maturity,  the note and accrued interest are convertible  into common stock of the Company at the lower of the fair market value of the  Company's  common stock at the date of conversion  or $0.33 per share.  The minimum price at which the note and  accrued  interest  may  convert  is $0.15 per
share.   The  Company   determined  the  value  of  the  embedded
beneficial conversion feature of this note payable at the time of
issuance to be $0.                                                       61,000

Note payable in the amount of $50,650 for an auto loan. This note is dated June 14, 2006, and is payable in 60 equal monthly installments of $XX. This note bears interest at the rate of 5.9% per annum, and is guaranteed by the Company's chairman. During the three months ended September 30, 2006, the Company made three payment on this Note, consisting of interest of $736 and principal of $2,201.

                                                                         47,718

Convertible  note  payable in the amount of $30,000  payable to a board  member.  The  note  bears  interest  at the rate of 6% per annum,  and is due in full on April 1, 2007.  Upon maturity,  the note and accrued  interest are  convertible  into common stock of the  Company  at  the  lower  of the  fair  market  value  of the
Company's  common  stock at the date of  conversion  or $0.32 per share.  The minimum price at which the note and accrued  interest
may  convert  is  $0.15  per  share.   There  was  no  beneficial
conversion feature embedded in this note at the time of issuance.        30,000

Capital lease in the amount of $13,291 for furniture  located the
Company's  corporate office. The lease calls for payments of $360 per month for 44 months; the final payment is due April 15, 2009.
During the three months  ended  September  30, 2006,  the Company made three payments in the aggregate amount of $1,080, consisting
of principal of $829 and interest of $251.                                9,795
                                                                    -----------
Total                                                               $ 2,395,735

Less: Short-term portion                                                (94,223)
                                                                    -----------
Long-term portion                                                   $ 2,301,512
                                                                    ===========

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

                           PART II - OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS.

On August 25, 2006, NextPhase commenced an action against Buchanan ITS, LLC, Buchanan, LLC d/b/a Exocom Networks and their common principal , Michael Buchanan, in the California Superior Court in Orange County, California, alleging multiple causes of action, including a claim that the defendants failed to deliver to NextPhase, and diverted certain assets , that the defendants sold to NextPhase in November 2004, for their own purposes, in breach of the Asset Purchase Agreement between Buchanan ITS and NextPhase. The defendants claim that the contract should be interpreted to exclude the assets in question from those transferred to NextPhase. On the defendant's motion, the causes of action arising under the Asset Purchase Agreement were referred by the court to mandatory arbitration. On September 26, 2006, Buchanan ITS commenced an action against NextPhase seeking injunctive relief that NextPhase remove its operations from Buchanan's ITS' data center. That action has been referred to the same court in which NextPhase's original action is pending.

NextPhase intends to vigorously pursue its claims against the defendants as well as vigorously defend the claim by the defendants. NextPhase believes that its claims, and defenses in the related action, are meritorious. However, due to uncertainties inherent in litigation, NextPhase cannot predict if it will prevail in these actions.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All of the shares listed below were offered and sold under the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

                                       Number of   Total    Type of
Holder Name          Date issued        Shares     Price    Consideration
-----------          ------------      ---------   -----    -------------
Daryl Foster         August 4, 2006      50,000   $ 4,500   Employee bonus

Redwood Investment
  Group             August 21, 2006     240,000    20,400   Services rendered

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

3.2 Certificate of Amendment to Articles of Incorporation, as filed on May 15, 2000 (3)

3.3 Certificate of Amendment to Articles of Incorporation, as filed on March 13, 2001 (2)

3.4 Certificate of Amendment to Articles of Incorporation, as filed on May 5, 2003(2)

3.5 Certificate of Amendment to Articles of Incorporation as filed on January 21, 2005 (3)

3.6  Amended and Restated By-Laws (4)

10.1 Wholesale   DSL   Agreement   dated   November   17,  2005  between  Bell
     South Telecommunications, Inc. and Synkronus, Inc. (d/b/a SpeedFactory)(5)

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

(5) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2006.

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

                                 Date: November 14, 2006