Form 10QSB
period 2006-12-31
NEXTPHASE WIRELESS, INC.
filed 2007-02-20
CIK 1003933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________to ___________________

Commission File Number: 000-24595

NEXTPHASE WIRELESS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0343832
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

300 S. Harbor Blvd., Anaheim, California 92805
(Address of principal executive offices)

(800) 748-5548
(Issuer's telephone number, including area code)

________________________________________________________________
(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS.

Check whether registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: There are 29,948,995 shares of common stock outstanding as of February 16, 2007.
Transitional Small Business Disclosure Format (check one) Yes ☐  No ☒

NEXTPHASE WIRELESS, INC.
Quarterly Report on Form 10-QSB for the
Quarterly Period Ending December 31, 2006

PART I. FINANCIAL INFORMATION

NextPhase Wireless, Inc.
Condensed Consolidated Balance Sheet
(Unaudited)

December 31, 2006
ASSETS

Current assets

Cash and cash equivalents	$15,929
Accounts receivable, net of allowance of $9,481 (note 4)	238,554
Other current assets (note 6)	403

Total current assets	254,886

Property and equipment, net of accumulated depreciation of $180,964 (note 7)	317,161
Customer contracts, net of accumulated amortization of $90,000 (note 7 )	1,110,000
Trademarks	100,000
Supplier contracts, net of accumulated amortization of $15,000 (note 7)	85,000
Deposits	8,637

Total assets	$1,875,683

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable and accrued liabilities (note 8)	$1,024,598
Loan from related party (note 9)	30,132
Deferred revenue (note 1)	47,560
Cash advances payable (note 10)	107,500
Notes payable and capital leases - current portion (note 11)	184,608

Total current liabilities	1,394,398

Notes payable and capital leases, net of discount of $43,934 (notes 11)	2,319,441

Total liabilities	3,713,839

Commitments and contingencies (note 13)	—

(Deficiency in) stockholder's equity Preferred stock, 0.001 par value: (note 12)

20,000,000 shares authorized, no shares issued and outstanding	—

Common stock, $0.001 par value; 200,000,000 shares authorized; 25,975,802 shares issued and 25,885,622 outstanding at December 31, 2006 (note 12)	25,886
Additional paid-in capital	5,569,366
Deferred Compensation (note 12)	(10,335)
Accumulated deficit	(7,423,072)

Total (deficiency in) stockholder's equity	(1,838,155)

Total liabilities and (deficiency in) stockholders' equity	$1,875,684

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NextPhase Wireless, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended December 31, 2006	For the Three Months Ended December 31, 2005	For the Nine Months Ended December 31, 2006	For the Nine Months Ended December 31, 2005
Revenues	$531,095	$97,541	$1,688,799	$340,341

Cost of revenue (exclusive of depreciation shown below)	250,195	59,141	861,210	293,130

Gross profit	280,900	38,400	827,589	47,211

Operating expenses:

Selling, general and administrative expenses	594,253	582,313	1,794,843	1,425,339
Depreciation and amortization	67,943	18,129	201,266	46,793

Total operating expenses	662,196	600,442	1,996,109	1,472,132

Operating loss	(381,296)	(562,042)	(1,168,520)	(1,424,921)

Other (income) expense:

Legal settlement	—	(915,500)	—	(915,500)
Interest (income) expense	(23,825)	27,248	104,016	40,949
Other (income) expense	—	—	(4,251)	(2,120)

Total other (income) expense	(23,825)	(888,252)	99,765	(876,671)

Profit (Loss) before income taxes	(357,472)	326,210	(1,268,285)	(548,250)

Provision for income taxes	—	—	—	—

Net profit (loss)	$(357,472)	$326,210	$(1,268,285)	$(548,250)

Net profit (loss) per share - basic and diluted	$(0.01)	$0.01	$(0.05)	$(0.03)

Weighted average shares outstanding -
basic and diluted	25,469,033	22,479,924	24,544,281	21,614,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NextPhase Wireless, Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	For the Nine Months Ended December 31, 2006	For the Nine Months Ended December 31, 2005
Cash flows from operating activities:

Net loss	$(1,268,285)	$(548,250)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Legal settlement	—	(918,500)
Non-cash compensation	282,128	33,160
Amortization of deferred compensation	—	100,000
Amortization of discount on notes payable	16,920	15,665
Bad debt expense	—	8,383
Interest expense	50,086	—
Depreciation and amortization	201,266	46,793
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable, net	7,547	(56,147)
Other current assets	2,225	(4,599)
Other receivables	(46,890)	—
Deposits	(600)	—
Increase (decrease) in liabilities:
Accounts payable	475,297	307,064
Advances Payable	7,500	(10,506)
Deferred revenue	13,779	(2,997)
NET CASH USED IN OPERATING ACTIVITIES	(259,027)	(1,029,934)

Cash flows from investing activities:

Purchase of property and equipment	(1,536,405)	(60,882)
Purchase of company stock	(9,979)	—
NET CASH USED IN INVESTING ACTIVITIES	(1,546,384)	(60,882)

Cash flows from financing activities:

Proceeds from notes payable	1,666,000	25,000
Proceeds from cash advances payable	100,000	800,000
Line of credit payable	30,132	—
Principal payments on notes payable and capital leases	(10,639)	(190,781)
Proceeds from sale of common stock	—	410,000
Common stock subscribed	—	35,000
Increase in deposits	—	(3,376)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,785,493	1,075,843

Increase in cash and cash equivalents	(19,918)	(14,973)
Cash and cash equivalents at beginning of period	35,847	50,948
Cash and cash equivalents at end of period	$15,929	$35,975
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,676	$—
Taxes	$—	$—
Issued of common stock previously subscribed	$25,000	$245,000
Acquisition of automobile for note payable	$50,650	$—
Cancellation of stock from legal settlements	$250,000	$—
Cancellation of shares originally obtained in reverse merger	$121	$—
Common stock issued for accounts payable	$37,639	$—
Beneficial conversion feature of notes payable	$—	$20,000
Common stock issued for acquisition of Blazen	$—	$25,000
Shares issued for legal settlement, previously accrued	$20,000	$—
Beneficial conversion feature of note payable	$69,697	$—
Amortization of discount on note payable associated with beneficial conversion feature	$—	$15,665
Amortization of deferred compensation	$79,000	$100,000
Common stock issued for services	$203,128	$33,160
Stock cancellation receivable from legal settlement	$—	$723,750
Marketable securities receivable from legal settlement	$—	$198,000
Common stock issued for accrued interest	$69,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXTPHASE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
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

The Company has a limited operating history with revenue-generating products and services only recently entering the market. The financial statements include the accounts of the Company and its wholly owned subsidiaries, Next Phase Technologies, Inc. ("NTI") and SpeedFactory, Inc. ("SpeedFactory"). NTI was acquired in a reverse acquisition on August 3, 2004, and prior to that time, NextPhase had no operations. On January 21, 2005 the Company changed its name from Edison Renewables, Inc. to NextPhase Wireless, Inc. On April 5, 2006, NextPhase acquired the internet service and connectivity business assets previously operated by Synkronus, Inc. under the name "SpeedFactory". Management's plans are discussed further in the Going Concern portion of Note 1.

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

Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in form 10-KSB for the year ended March 31, 2006. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of the operations for the three and nine months ended December 31, 2006 are not necessarily indicative of the results of operations to be expected for the full year.

Reclassification

Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no effect on reported income.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of NextPhase and its wholly owned subsidiaries NextPhase Technologies, Inc. ("NTI"), a California corporation formed on September 14, 2000, and SpeedFactory, Inc., a Nevada corporation formed on March 14, 2006. The term "Company" refers to NextPhase, NTI, and SpeedFactory collectively. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The financial statements presented include only the accounts of NTI, from its inception (September 14, 2000) through December 31, 2004, of NextPhase from August 3, 2004 through December 31, 2006, and of SpeedFactory from April 6, 2006 through December 31, 2006.

Revenue Recognition

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

Revenue from operating as an internet service provider by the Company's SpeedFactory subsidiary. Internet services are billed at the beginning of each period's activity at a fixed rate for each customer. Customers sign either annual or a month to month agreement. When customers pay for more than one monthly billing period in advance, the portion paid in excess of the current month is charged to deferred revenue. All revenue from the provision of internet services is recognized in the month the service is provided.

Revenue from the sale and configuration of wireless equipment. NextPhase acts as a reseller of certain components and equipment related to its products and services. Equipment revenue is recognized at the time of shipment FOB to the customer. Configuration is billed at an hourly rate and recognized after completion. Costs associated with the equipment are expensed at the time of shipment.

Deferred Revenue

Deferred revenue consists of prepayments the Company has received for its services. At December 31, 2006, the Company had recorded deferred revenue in the amount of $47,560.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. While the Company now has an established source of revenue, it has experienced net operating losses of $7,423,072 since inception.

The Company has a working capital deficit of $1,139,512 at December 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

The combined company has 11 employees with offices in Anaheim, California and Atlanta, Georgia.

NextPhase continues to develop an integrated portfolio of connectivity products and services which include:

•	Operating as an Internet Service Provider (ISP) of tiered Internet connectivity services to business and residential subscribers, nationwide.

•	Design, deployment, operation and support of integrated wireless networking solutions.

•
Bundling multiple technologies, such as Broadband Wireless Access (BWA), Voice over Internet Protocol (VoIP) and WiFi, along with a high service component that target vertical markets such as public safety, transport and homeland security.

NextPhase is exploiting the broadband connectivity and integration markets, by:

•	Developing and deploying our portfolio of connectivity products and services.

•	Continuing to develop our management team with best-in-class experienced executives and professionals.

•	Seeking strategic alliances, relationships, and acquisitions to augment the growth of our connectivity products and services operations.

•	Growing our market share and extending our footprint through selective acquisitions and franchise and licensing programs.

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

Disclosures about Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include accounts receivable and accounts payable, approximate fair value at December 31, 2006.

Stock Based Compensation

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

The company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. The company's Consolidated Financial Statements as of and for twelve months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the company's Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the three months ended December 31, 2006 was $0. Pro forma stock based compensation was $0 for the three months ended December 31, 2006.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

A summary of option activity under the Plan as of December 31, 2006, and changes during the period then ended are presented below:

	Options	Weighted- Average Exercise Price
Outstanding at September 30, 2006	0	$0.00
Issued	0	0.00
Exercised	0	0.00
Forfeited or expired	0	0.00

Outstanding at December 31, 2006	0	$0.00
Non-vested at December 31, 2006	0	0.00
Exercisable at December 31, 2006	0	$0.00

Aggregate intrinsic value of options outstanding and options exercisable at December 31, 2006 was $0. Aggregate intrinsic value represents the difference between the company's closing stock price on the last trading day of the fiscal period, which was $0.13 as of December 31, 2006, and the exercise price multiplied by the number of options outstanding. As of December 31, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was $0. The total fair value of options vested was $0 for the three-month periods ended December 31, 2006 and 2005, respectively.

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

	For the three months ended December 31, 2005	For the nine months ended December 31, 2005
Net profit (loss) - as reported	$326,210	$(548,250)
Add: Total stock based employee compensation expense as reported under intrinsic value method (APB No. 25)	—	—

Deduct: Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	—	—

Net profit (loss) - Pro forma	$326,210	$(548,250)

Net profit (loss) attributable to common shareholders - Pro forma	$326,210	$(548,250)

Basic and diluted profit (loss) per share - as reported	$0.01	$(0.03)

Basic and diluted profit (loss) per share - Pro forma	$0.01	$(0.03)

Earnings (Loss) per Common Share

The company computes earnings per share under Financial Accounting Standard No.128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the company's stock options and warrants (calculated using the treasury stock method). During the three months ended December 31, 2006 and 2005, common stock equivalents were not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

Comprehensive Income

The Company has no items of other comprehensive income (loss) for the periods ended December 31, 2006 and 2005.

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

The components of the purchase price were as follows:

Common stock	$—
Cash	1,500,000
Total purchase price	$1,500,000

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

The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

	Amount	Estimated Lives
Computers and related equipment	$ 100,000	3 years
Customer lists	1,200,000	10 years
Trademarks	100,000	indefinite
Supply contracts	100,000	5 years
Total purchase price	$1,500,000

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

(Proforma)

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
Sales
NextPhase	$97,540	$340,340
Synkronus	464,098	1,405,127
Total sales	$561,638	$1,745,467
Net profit (Loss)	$299,070	$(369,016)
NextPhase, as reported
Profit (Loss) per share	$0.01	$(0.03)
Pro forma
Profit (Loss) per share	$0.01	$(0.02)

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2006, the Company had the following transactions with related parties:

The Company has a line of credit with America Express of $4,400. The Company's ex-Chairman co-signs on this line of credit. During the three months ended December 31, 2006 the Company had an outstanding balance on the credit card of $2,514.

The Company has a line of credit with Bank of America of $25,000. The Company's ex-Chairman co-signs on this line of credit. During the three months ended December 31, 2006 the company had and outstanding balance on the credit card of $20,085.

The Company's ex-Chairman has made payments on the Company's behalf in the amount of $7,534, during the three months ended December 31, 2006.

The Company issued 230,769 shares of common stock with a fair value of $24,231 to its President and Chief Executive Officer in lieu of cash salary.

The Company issued 230,769 shares of common stock with a fair value of $24,231 to its ex-Chairman in lieu of cash salary.

NOTE 4 - ACCOUNTS RECEIVABLE

The Company has trade accounts receivable in the amount of $248,035 at December 31, 2006 and has reserved the amount of $9,481. Net accounts receivable at December 31, 2006 are $238,554.

NOTE 5 - OTHER RECEIVABLES

Other receivables at September 30, 2006 consisted of a net amount of $45,000 due from Synkronus, Inc. in connection with the sale of Synkronus' assets to the Company's subsidiary SpeedFactory, Inc. (see note 10). As the Company took control of an ongoing internet hosting business with a high volume of cash transactions, the Company maintained a record of amounts due to and from Synkronus in order to achieve an accurate accounting of cash and receivables. In October 2006, the Company reached an agreement finalizing these amounts and received $45,000 from escrow, pursuant to the settlement terms with Synkronus. Pursuant The Company charged to operations the balance of $46,890 as an impairment to the amount receivable.
As of December 31, 2006 there was no remaining amount due pursuant to this agreement.

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

At December 31, 2006, there were ten towers in operation. The estimated useful life of the towers is approximately ten years. The company begins to depreciate the cost of each tower when the tower is placed into service.

Property and equipment are recorded at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the related assets, which is estimated to be three years. Major classes of property and equipment at December 31, 2006 consists of the followings:

Property and equipment consist of the following at December 31, 2006:

Telecommunications equipment	$166,261
Computer equipment	135,260
Communications towers	118,071
Automobile	48,067
Furniture and fixtures	23,291
Leasehold improvements	7,176
Total property and equipment	498,126
Less: accumulated depreciation	(180,964)
Net property and equipment	$317,162

Intangible Assets

Intangible assets consist of the following at December 31, 2006:

	Customer Contracts	Trademarks	Supplier Contracts
Original amount	$1,200,000	$100,000	$100,000
Less: Accumulated Amortization:	(90,000)	—	(15,000)
Net book value	$1,110,000	$100,000	$85,000

Property and equipment and other long-term assets are depreciated on a straight-line basis over periods ranging from 24 to 120 months. Depreciation and amortization expense for the three months ended December 31, 2006 and 2005 was $67,943 and $18,129, respectively. Depreciation and amortization expense for the nine months ended December 31, 2006 and 2005 was $201,266 and $28,664, respectively.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at December 31, 2006:

Accounts payable and accrued liabilities	$922,220
Payroll and related	53,553
Accrued interest	45,161
Sales taxes	3,664
$1,024,598

NOTE 9 - LOAN AND LOAN GUARANTEES FROM RELATED PARTY

The Company’s ex-Chairman has guaranteed certain bank lines of credit and credit cards for the Company. At December 31, 2006, the total amount of this loans and loan guarantees was $30,132.

NOTE 10 - CASH ADVANCES PAYABLE

During the three months ended December 31, 2006, the Company received a cash advance from the Chairman of the Company in the amount of $7,500.

NOTE 11 - NOTES PAYABLE AND CAPITAL LEASES

Notes payable at December 31, 2006 consisted of the following:

Convertible note payable in the amount of $2,300,000 dated March 31, 2006. The note is deemed effective at the date upon which the cash was received by the Company, or April 7, 2006. The note bears interest at the rate of 6% per annum, and is due in full on April 1, 2008. Upon maturity, the note and accrued interest are convertible into common stock of the Company at the lower of the fair market value of the Company's common stock at the date of conversion or $0.33 per share. The minimum price at which the note and accrued interest may convert is $0.15 per share. The Company determined the value of the embedded beneficial conversion feature of this note payable at the time of issuance to be $69,697, which is considered a discount to the note. This discount is amortized December 31, 2006, $8,844 of this discount was amortized, and at December 31, 2006, the remaining discount is $43,934.
$ 2,256,066

Convertible note payable in the amount of $61,000 dated June 9, 2006. The note bears interest at the rate of 6% per annum, and is due in full on June 9, 2007. Upon maturity, the note and accrued interest are convertible into common stock of the Company at the lower of the fair market value of the Company's common stock at the date of conversion or $0.33 per share. The minimum price at which the note and accrued interest may convert is $0.15 per share. The Company determined the value of the embedded beneficial conversion feature of this note payable at the time of issuance to be $0.	61,000

Note payable in the amount of $50,650 for an auto loan. This note is dated June 14, 2006, and is payable in 60 equal monthly installments of $924. This note bears interest at the rate of 5.9% per annum, and is guaranteed by the Company's chairman. During the three months ended December 31, 2006 the Company received a refund check in the amount of $2,583 which was applied to the outstanding loan amount. During the three months ended December 31, 2006, the Company made three payment on this Note, consisting of interest of $679 and principal of $2,094.	43,041

Convertible note payable in the amount of $30,000 dated March 16, 2006 payable to a board member. The note bears interest at the rate of 6% per annum, and is due in full on April 1, 2007. Upon maturity, the note and accrued interest are convertible into common stock of the Company at the lower of the fair market value of the Company's common stock at the date of conversion or $0.32 per share. The minimum price at which the note and accrued interest may convert is $0.15 per share. There was no beneficial conversion feature embedded in this note at the time of issuance.	30,000

Capital lease in the amount of $13,291 for furniture located the Company's corporate office. The lease calls for payments of $360 per month for 44 months; the final payment is due April 15, 2009. During the three months ended December 31, 2006, the Company made three payments in the aggregate amount of $1,080, consisting of principal of $853 and interest of $227.	8,942

Convertible note payable in the amount of $22,500 dated December 20, 2006. The note bears interest at the rate of 7% per annum, and is due in full on December 20, 2007. When the Company’s common stock reached $0.20 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert into common stock of the Company at a rate of $0.15 per share.	22,500

Convertible note payable in the amount of $22,500 dated December 20, 2006. The note bears interest at the rate of 7% per annum, and is due in full on December 20, 2007. When the Company’s common stock reached $0.20 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert into common stock of the Company at a rate of $0.15 per share.	22,500

Convertible note payable in the amount of $30,000 dated December 20, 2006. The note bears interest at the rate of 7% per annum, and is due in full on December 20, 2007. When the Company’s common stock reached $0.20 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert into common stock of the Company at a rate of $0.15 per share.	30,000

Convertible note payable in the amount of $15,000 dated December 24, 2006. The note bears interest at the rate of 7% per annum, and is due in full on December 20, 2007. When the Company’s common stock reached $0.20 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert into common stock of the Company at a rate of $0.15 per share.	15,000

Convertible note payable in the amount of $15,000 dated December 27, 2006. The note bears interest at the rate of 7% per annum, and is due in full on December 20, 2007. When the Company’s common stock reached $0.20 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert into common stock of the Company at a rate of $0.15 per share.	15,000
Total	$ 2,504,049
Less: Short-term portion	(184,608)
Long-term portion	$ 2,319,441

Aggregate maturities of long-term debt as of December 31, 2006 are as follows:

Fiscal Year Ending March 31,	Amount
2007	$171,431
2008	42,785
2009	2,311,142
2010	10,012
2011	10,632
2012	1,981
Total	$2,547,983
Discount	(43,934)
$2,504,049

NOTE 12 - EQUITY

The Company has authorized 20,000,000 shares of Preferred Stock, with a par value of $.001 per share. As of December 31, 2006, the Company has no Preferred stock issued and outstanding. The Company has authorized 200,000,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2006, the Company has 25,975,802 shares of common stock issued and 25,885,622 shares of common stock outstanding.

Common stock

The Company had the following common stock transactions during nine months ended December 31, 2006:

The Company issued 350,921 shares of common stock valued at $82,457 to consultants and employees for services during the three months ended June 30, 2006.

The Company issued 1,491,229 shares of common stock valued at $263,456 to consultants and employees for services performed in a prior period. The cost of these services was accrued during the year ended March 31, 2006, during the three months ended June 30, 2006.

The Company issued 50,000 shares of common stock valued at $25,000 for subscriptions payable during the three months ended June 30, 2006.

The Company issued 40,000 shares of common stock valued at $20,000 pursuant to the terms of a legal settlement during the three months ended June 30, 2006.

The Company received for cancellation 1,000,000 shares of common stock valued at $250,000 pursuant to the terms of a legal settlement from a prior period. The value of these shares was charged to stock cancellation receivable in the prior period, during the three months ended June 30, 2006.

The Company charged to operations the amount of $26,142 of deferred compensation during the three months ended June 30, 2006.

The Company recorded a discount related to the beneficial conversion feature of a note payable in the amount of $69,697 and charged this amount to additional paid-in capital during the three months ended June 30, 2006.

The Company issued 50,000 shares of common stock valued at $4,500 as a bonus for services performed during the three months ended September 30, 2006.

The Company issued 240,000 shares of common stock valued at $20,400 pursuant to the terms of a consulting agreement, during the three months ended September 30, 2006.

The Company charged to operations the amount of $26,429 of deferred compensation, during the three months ended September 30, 2006.

The Company purchased shares of the Company's common stock valued at $9,979, during the three months ended September 30, 2006.

The Company issued 538,461 shares of common stock with a fair value of $56,538 officers in lieu of cash compensation during the three months ended December 31, 2006.

The Company issued a total of 520,939 shares of common stock with a fair value of $69,000 as interest under a note payable agreement during the three months ended December 31, 2006.

The Company issued 73,106 shares with a fair value of $6,832 to a consultant during the three months ended December 31, 2006.

The Company issued 480,000 shares of common stock valued at $40,800 pursuant to the terms of a consulting agreement, during the three months ended December 31, 2006.

The Company charged to operations the amount of $26,429 of deferred compensation, during the three months ended December 31, 2006.

Deferred Compensation

The Company sometimes pays its service providers with shares of the Company's common stock. When such payments are made in advance of services, the Company charged to deferred compensation the fair value of the stock issued, and amortized to operations the cost of those services over the life of the related contract. During the three months ended December 31, 2006, the Company amortized the amount of $26,429 to operations, and at December 31, 2006 the amount of $10,334 remained in deferred compensation representing the cost of services to be performed through February, 2007.

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
In October 2006, the Company reached an agreement finalizing these amounts. Pursuant to the terms of this agreement, The Company received $45,000 of the amount held in escrow. The Company charged to operations the balance of $46,890 as an impairment to the amount receivable (see note 3).

 As of December 31, 2006 there was no remaining amount due pursuant to this agreement.

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

NOTE 15 - SUBSEQUENT EVENTS

On January 3, 2007 the Company issued 1,500,000 shares of common stock to three officers of the Company. On January 4, 2007, the Company issued 2,180,000 shares of common stock to three officers of the Company. On February 1, 2007 the Company issued 383,333 shares of common stock to an investor as interest for a note payable.

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

•	our ability to raise capital necessary to sustain our anticipated operations and implement our proposed business plan,

•	our ability to implement our proposed business plan,

•	the ability to successfully integrate the operations of businesses we have acquired, or may acquire in the future, into our operations.

•	our ability to generate sufficient cash to pay our lenders and other creditors,

•	our ability to obtain regulatory permits and approvals to operate in the high-speed wireless network industry,

•
the introduction of new broadband connectivity technologies by our competitors that may have advantages over our planned products and may make our planned products less attractive to our potential customers,

•	our ability to identify and complete acquisitions and successfully integrate the businesses we acquire, if any,

•	our ability to employ and retain qualified management and employees, our dependence on the efforts and abilities of our current employees and executive officers,

•	changes in government regulations that are applicable to our anticipated business,

•	changes in the demand for our services,

•	the degree and nature of our competition,

•	our lack of diversification of our business plan,

•	the general volatility of the capital markets and the establishment of a market for our shares, and

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

The combined company has 11 employees with offices in Anaheim, California and Atlanta, Georgia.

NextPhase continues to develop an integrated portfolio of connectivity products and services which include:

•	Operating as an Internet Service Provider (ISP) of tiered Internet connectivity services to business and residential subscribers, nationwide.

•	Design, deployment, operation and support of integrated wireless networking solutions.

•
Bundling multiple technologies, such as Broadband Wireless Access (BWA), Voice over Internet Protocol (VoIP) and WiFi, along with a high service component that target vertical markets such as public safety, transport and homeland security.

NextPhase is exploiting the broadband connectivity and integration markets, by:

•	Developing and deploying our portfolio of connectivity products and services.

•	Continuing to develop our management team with best-in-class experienced executives and professionals.

•	Seeking strategic alliances, relationships, and acquisitions to augment the growth of our connectivity products and services operations.

•	Growing our market share and extending our footprint through selective acquisitions and franchise and licensing programs.

RESULTS OF OPERATIONS

Three months ended December 31, 2006 and December 31, 2005:

Revenue for the quarter ended December 31, 2006 was $531,095, compared to $97,541 for the quarter ended December 31, 2005. The increase of $433,554 or 444% is due to the acquisition of SpeedFactory, Inc. on April 5, 2006. The Company's first revenue-generating products and services entered the market during the third fiscal quarter ended December 31, 2004.

Cost of goods sold was $250,195 for the three months ended December 31, 2006, compared to $59,141 for the quarter ended December 31, 2005, an increase of $191,054 or 323%. Gross profit for the quarter ended December 31, 2006 was $280,900 compared to $38,400 for the quarter ended December 31, 2005. The increase of $242,500 or 632% in gross profit is due to the acquisition of SpeedFactory, Inc. on April 5, 2006 and increased revenues from the Company's expanded ISP operations.

Total selling, general and administrative expenses for the quarter ended December 31, 2006 were $594,253, an increase of $11,940 or 2% compared to $582,313 for the quarter ended December 31, 2005. Selling, general and administrative expenses for the three months ended December 31, 2006 consisted primarily of payroll and related costs of $200,806; non-cash compensation of $130,600; legal and accounting fees of $107,123; bad debt expense of $53,140; facilities and related costs of $47,229; bank services charges of $22,943; insurance expense of $18,005; consulting and professional fees of $18,000; travel and entertainment expenses of $12,361; equipment rental expense of $10,718, and public relations and marketing costs of $7,158.

Depreciation and amortization expense for the three months ended December 31, 2006 was $67,943 compared to $18,129 for the quarter ended December 31, 2005, an increase of $49,814 or 275%. The reason for the increased depreciation expense is an increase in the Company's capital assets as we continue to expand our operations.

Interest income, net of interest expense for the three months ended December 31, 2006 was ($23,825) a decrease of $51,073 or (187%) compared to interest expense of $27,248 for the three months ended December 31, 2005. The decrease was due primarily to an adjustment of accrued interest during the quarter.

Income from legal settlements was $915,500 for the three months ended December 31, 2005. There was no such income during the comparable period of the prior year.

For the reasons above, the Company had a net loss for the three months ended December 31, 2006 of $357,472, a increase of $683,682 or 210% compared to a net profit of $326,210 for the three months ended December 31, 2005. Excluding the non-recurring event of $915,500 received for legal settlements in the three months ended December 31, 2005, there was a decrease of $231,818 or 39% compared to a net operating loss of $589,290.

Nine months ended December 31, 2006 and December 31, 2005:

Revenue for the nine months ended December 31, 2006 was $1,688,799 compared to $340,341 for the quarter ended December 31, 2005. The increase of $1,348,458 or 396% is due to the acquisition of SpeedFactory, Inc. on April 5, 2006. The Company's first revenue-generating products and services entered the market during the third fiscal quarter ended December 31, 2004.

Cost of goods sold was $861,210 for the nine months ended December 31, 2006, compared to $293,130 for the nine months ended December 31, 2005, an increase of $568,080 or 194%. Gross profit for the nine months ended December 31, 2006 was $827,589 compared to $47,211 for the nine months ended December 31, 2005. The increase of $780,378 in gross profit is due to the acquisition of SpeedFactory, Inc. on April 5, 2006 and increased revenues from the Company's expanded ISP operations.

Total selling, general and administrative expenses for the nine months ended December 31, 2006 were $1,794,843, an increase of 26% compared to $1,425,339 for the nine months ended December 31, 2005. Selling, general and administrative expenses for the nine months ended December 31, 2006 consisted primarily of payroll and related costs of $570,086; non-cash compensation of $282,128; legal and accounting fees of $324,128; facilities and related costs of $156,508; consulting and professional fees of $102,156; equipment rental and equipment costs of $74,020; bad debt expense of $54,238; insurance expense of $52,367; bank service charges of $43,710; travel and entertainment expenses of $32,597; and public relations and marketing costs of $30,140.

Depreciation expense for the nine months ended December 31, 2006 was $201,266 compared to $46,793 for the nine months ended December 31, 2005, an increase of $154,473 or 330%. The reason for the increased depreciation expense is an increase in the Company's capital assets as we continue to expand our operations.

Interest expense net of interest expense for the nine months ended December 31, 2006 was $104,016, an increase of $63,067 or 154% compared to interest expense of $40,949 for the nine months ended December 31, 2005. The increase was due to an increase in the Company's debt along with the amortization of the discounts associated with the beneficial conversion features of notes payable.

Income from legal settlements was $915,500 for the nine months ended December 31, 2005. There was no such income during the comparable period of the prior year.

For the reasons above, the Company had a net loss for the nine months ended December 31, 2006 of $1,268,285, an increase of $683,682 or 210% compared to a net loss of $548,250 for the nine months ended December 31, 2005. Excluding the non-recurring event of $915,500 received for legal settlements in the nine months ended December 31, 2005, there was a decrease of $197,585 or 13% compared to a net operating loss of $1,465,870.

Liquidity and Capital Resources

As of December 31, 2006, the company had a cash balance of $15,929, and the company's accumulated deficit was $7,423,072. Total liabilities were $3,713,839, consisting of notes and capital leases payable of $2,504,049 (net of discount of $43,934); accounts payable and accrued liabilities of $1,024,598; cash advances payable of 107,500; and deferred revenue of $47,560; and short-term loans and loans and loan guarantees of $30,132.

Notes payable at December 31, 2006 consisted of the following:

Convertible note payable in the amount of $2,300,000 dated March 31, 2006. The note is deemed effective at the date upon which the cash was received by the Company, or April 7, 2006. The note bears interest at the rate of 6% per annum, and is due in full on April 1, 2008. Upon maturity, the note and accrued interest are convertible into common stock of the Company at the lower of the fair market value of the Company's common stock at the date of conversion or $0.33 per share. The minimum price at which the note and accrued interest may convert is $0.15 per share. The Company determined the value of the embedded beneficial conversion feature of this note payable at the time of issuance to be $69,697, which is considered a discount to the note. This discount is amortized December 31, 2006, $8,844 of this discount was amortized, and at December 31, 2006, the remaining discount is $43,934.
$ 2,256,066

Convertible note payable in the amount of $61,000 dated June 9, 2006. The note bears interest at the rate of 6% per annum, and is due in full on June 9, 2007. Upon maturity, the note and accrued interest are convertible into common stock of the Company at the lower of the fair market value of the Company's common stock at the date of conversion or $0.33 per share. The minimum price at which the note and accrued interest may convert is $0.15 per share. The Company determined the value of the embedded beneficial conversion feature of this note payable at the time of issuance to be $0.	61,000

Note payable in the amount of $50,650 for an auto loan. This note is dated June 14, 2006, and is payable in 60 equal monthly installments of $924. This note bears interest at the rate of 5.9% per annum, and is guaranteed by the Company's chairman. During the three months ended December 31, 2006 the Company received a refund check in the amount of $2,583 which was applied to the outstanding loan amount. During the three months ended December 31, 2006, the Company made three payment on this Note, consisting of interest of $679 and principal of $2,094.	43,041

Convertible note payable in the amount of $30,000 dated March 16, 2006 payable to a board member. The note bears interest at the rate of 6% per annum, and is due in full on April 1, 2007. Upon maturity, the note and accrued interest are convertible into common stock of the Company at the lower of the fair market value of the Company's common stock at the date of conversion or $0.32 per share. The minimum price at which the note and accrued interest may convert is $0.15 per share. There was no beneficial conversion feature embedded in this note at the time of issuance.	30,000

Capital lease in the amount of $13,291 for furniture located the Company's corporate office. The lease calls for payments of $360 per month for 44 months; the final payment is due April 15, 2009. During the three months ended December 31, 2006, the Company made three payments in the aggregate amount of $1,080, consisting of principal of $853 and interest of $227.	8,942

Convertible note payable in the amount of $22,500 dated December 20, 2006. The note bears interest at the rate of 7% per annum, and is due in full on December 20, 2007. When the Company’s common stock reached $0.20 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert into common stock of the Company at a rate of $0.15 per share.	22,500

Convertible note payable in the amount of $22,500 dated December 20, 2006. The note bears interest at the rate of 7% per annum, and is due in full on December 20, 2007. When the Company’s common stock reached $0.20 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert into common stock of the Company at a rate of $0.15 per share.	22,500

Convertible note payable in the amount of $30,000 dated December 20, 2006. The note bears interest at the rate of 7% per annum, and is due in full on December 20, 2007. When the Company’s common stock reached $0.20 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert into common stock of the Company at a rate of $0.15 per share.	30,000

Convertible note payable in the amount of $15,000 dated December 24, 2006. The note bears interest at the rate of 7% per annum, and is due in full on December 20, 2007. When the Company’s common stock reached $0.20 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert into common stock of the Company at a rate of $0.15 pershare.	15,000

Convertible note payable in the amount of $15,000 dated December 27, 2006. The note bears interest at the rate of 7% per annum, and is due in full on December 20, 2007. When the Company’s common stock reached $0.20 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert into common stock of the Company at a rate of $0.15 per share.	15,000

Total	$ 2,504,049
Less: Short-term portion	(184,608)
Long-term portion	$ 2,319,441

Cash advances of $100,000 consists of a loan made by an investor, payable upon demand, which bears interest at the rate of 6% per annum; and a cash advance was made during the three months ended December 31, 2006, by the Company’s chairman, in the amount of $7,500.

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

By adjusting our operations and development to the level of capitalization, management believes we have sufficient capital resources to meet projected cash flow deficits through the next six months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, we could be forced to scale back operations . This could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on his evaluation, our Chief Executive Officer and principal financial officer concluded that our current system of disclosure controls and procedures was effective.

There was no change in out internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter to which this report relates that has materially affects, or is reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All of the shares listed below were offered and sold under the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Holder Name	Date issued	Number of Shares	Total Price	Type of Consideration
Robert Ford	October 18, 2006	230,769	24,231	Officer salary
Stephen Young	October 18, 2006	230,769	24,231	Officer salary
Michael Jones	October 18, 2006	76,923	8,077	Officer salary
Eric Hopkins	October 27, 2006	73,106	6,832	Services rendered
Richard Strain	November 8, 2006	520,939	69,000	Accrued interest
Redwood Investment Group	November 8, 2006	480,000	40,800	Services rendered

All of the sales described above were made

•	directly by us to persons with whom management had direct contact and personal relationships; and

•	to persons who were introduced to us by members of our management.

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
______________

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

NextPhase Wireless, Inc.

Date: February 20, 2007	By:	/s/ Robert Ford
Robert Ford
President and Chief Executive Officer (and principal financial officer)