Form 10KSB
period 2007-03-31
NEXTPHASE WIRELESS, INC.
filed 2007-07-16
CIK 1003933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number: 000-24595

NEXTPHASE WIRELESS, INC.
(Name of Small Business Issuer in its Charter)

Nevada	88-0343832
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

300 S. Harbor Blvd, Suite 500 Anaheim, California	92805
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number, including area code: (800) 748-5548

Securities registered under Section 12(b) of
the Exchange Act:

Name of Each Exchange
Title of Each Class	on Which Registered

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year: $1,986,426

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked price of such common equity as of July 12, 2007, was $4,457,454

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer's common stock as of July 12, 2007 was 31,838,955 shares.

DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

NEXTPHASE WIRELESS, INC.

PART I

RISK FACTORS AND CAUTIONARY STATEMENTS

Forward-looking statements in this report are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements include underlying assumptions and other statements that are other than historical facts. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, including, but not limited to, the following: the ability of the Company to provide for its obligations, to provide working capital needs from operating revenues, to obtain additional financing needed for any future acquisitions, to meet competitive challenges and technological changes, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission (“SEC”).

ITEM 1. DESCRIPTION OF BUSINESS

General

Company

NextPhase Wireless, Inc. (“NextPhase” “we”,“us” “our” or the “Company”) is an emerging national provider of broadband wireless Internet access and turnkey wireless networks. We specialize in delivering integrated Internet, voice, video, and data to our clients and customers. The Company designs, deploys and operates its own WiMAX-ready wireless networks and also provides wireless technology solutions to businesses and municipalities. Leveraging its full-service capabilities and infrastructure, NextPhase offers a comprehensive portfolio of broadband solutions that meet customers' needs today, and can anticipate and grow to meet their needs of tomorrow. Our initial goal is to create a nationwide broadband wireless network based on WiMAX, a more powerful relative of Wi-Fi technology. Because WiMAX infrastructure is much cheaper to build and maintain than traditional networks, WiMAX has huge technical advantages over other fast pipes, particularly Wi-Fi. Unlike Wi-Fi, it operates on a licensed spectrum, making the service far more reliable. The range of Wi-Fi signals is measured in hundreds of feet; WIMAX's range is measured in miles.

The NextPhase Wireless Broadband Network is one of only a few Pre-WiMAX networks in the United States that is capable of delivering up to 300Mbps of raw data. Our network combined with that of our technology partners covers over 175 cities in California and Nevada. With locations in Georgia and California, NextPhase is poised to begin its acquisition of Internet service providers (“ISPS”).  NextPhase has entered into two letters of intent to acquire broadband companies located in New Jersey and Florida.  These transactions are expected to close in the quarter ended September 30, 2007.

The Company’s objective is to build a hybrid (wired/wireless) platform in all 48 contiguous states, as connectivity demands continue to accelerate, and ‘any time, any place, any device’ creation, consumption and collaboration of content becomes more prevalent. With the onslaught of devices, such as iPods, smartphones, VoIP and wireless streaming media, NextPhase is positioned to handle the traffic for these devices and future growth in businesses.

Business Model

NextPhase is developing an integrated portfolio of innovative connectivity products and services in the following divisions:

•
NEXTPHASE BROADBAND operates as an Internet Service Provider (ISP) from our Network Operations Centers (NOCs) in Anaheim, CA and Marietta, GA, providing tiered Internet connectivity services (utilizing both wired and wireless technologies) to business and residential subscribers. We significantly expanded our capability and customer base in this area by acquiring the assets of Synkronus, Inc. (“Synkronus”) in April 2006. Since the acquisition, we operate our ISP business under the name SpeedFactory, Inc. (“SpeedFactory”). We are extending our wireless "footprint" by negotiating the deployment of network repeaters at strategic geographic locations, and plan to expand further through strategic alliances and selective acquisitions. By broadening our range of connectivity offerings to include DSL and T1 circuits in addition to our wireless capabilities, we have been able to provide connectivity services to customers outside our physical "footprint" and also to develop value-added redundancy and failover offerings by combining multiple technologies.

•
NEXTPHASE PROFESSIONAL SERVICES designs, deploys, operates and supports wireless connectivity solutions. We leverage our relationships with leading manufacturers, distributors and service partners to offer a broad range of turnkey solutions and individually customized services to customers in our target markets, such as municipalities, enterprises and large-scale systems integrators. Leveraging our operational expertise and experience from designing and building the networks that support our fast-growing wireless ISP business, we also design, build, deploy and operate large-scale NextZone(TM) and NextMetro(TM) networks in conjunction with, or on behalf of, clients such as property developers and municipalities. NextZone(TM) and NextMetro(TM) networks extend the hotspot concept, both in terms of scale and by including a service layer that is tailored to the specific needs of targeted markets.

•
NextZone(TM) networks are primarily targeted at property developers (both commercial and residential), stadiums, airports, small municipalities, etc. and provide them with the capability to provision, deliver, monitor and invoice end-consumers for Internet connectivity services (or they can contract with us to do some or all of that on their behalf).

•	NextMetro(TM) networks builds upon the NextZone(TM) offering in three key ways; scale, integration and multi-use:

•	In terms of scale, NextMetro(TM) networks are targeted at major municipalities and large enterprises; customers whose needs are complex and who are looking for comprehensive connectivity solutions.

•
While NextZone(TM) networks tend to be stand-alone solutions (the networks usually consisting of a sizeable backhaul connection to the Internet, with point-to-multipoint wireless connectivity to the end-customers, aggregating and servicing the demand) that provide initial connectivity or extends existing connectivity, NextMetro(TM) networks often require extensive integration into existing network infrastructures, which often incorporate multiple connectivity technologies (e.g. fiber, leased lines, CDMA, etc.).

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

Market Opportunity

In refining our business model, we have identified multiple niche market opportunities that we are actively pursuing.

•	NEXTPHASE BROADBAND

•
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

•
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

•
NATIONWIDE DSL RESELLER OF CHOICE As part of the 1996 Telecommunications Act, pro-competitive rules governing network unbundling were introduced by the FCC, enabling other ISPs to access to the carriers' networks at discounted rates. While the DSL market is fiercely competitive and very price-sensitive at the lower end of the market, NextPhase has identified niche opportunities for differentiated services. In particular, we believe that there is a growing market for cost-effective; high-touch (enabled through automation and integration) connectivity services to customers alienated by impersonal Service Providers. Our market research suggests that this segment is not as price sensitive and is willing to pay a premium for offerings that include high customer service / technical support components. In order to serve this segment, we have negotiated favorable reseller agreements that allow us to offer DSL and T1 services nationwide, with us providing the additional service layer.

•	NEXTPHASE PROFESSIONAL SERVICES

•
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

•
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

•
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

•	With the seasoned executive team we've built, we have a lot of experience and expertise for a young company. We plan to continue to bring in best-in-class professionals and executives as we grow.

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

•
With the acquisition of SpeedFactory, we are now focusing our broadband activities on becoming a national broadband Internet service provider of choice. Our research has identified an opportunity for cost-effective, high-touch connectivity services to customers alienated by impersonal services provided by existing internet service providers. SpeedFactory's previous investment in automation and integration enables us to rapidly scale from our existing regional base in Georgia, and we have negotiated favorable reseller agreements with three leading telecommunication companies that allow us to offer those products and services on a nationwide basis.

•
Through a combination of strategic relationships and acquisitions, we plan to continue rolling out our portfolio of innovative connectivity products and services to customers in target markets across the U.S.

•	We plan to focus on growing market share and extending our "footprint" through selective acquisitions and the development and deployment of franchise and licensing programs.

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

Competition

NextPhase faces intense competition from:

•	Wireless equipment manufacturers relative to our manufacture of wireless products;

•	Large, medium and small scale system integrators relative to our wireless professional services business;

•	Cable, DSL, fiber optic lines and satellite communication providers relative to our broadband connectivity business.

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

•	Large scale system integrators, such as IBM, Hewlett Packard, CSC;

•	Medium-size system integrators, such as Avaya, Alcatel and Siemens;

•	Specialized wireless engineering and integration firms, such as WPCS International and Business Information Group (BIG); and

•	Smaller "garage shop" cellular and tower installation companies.

As wireless installations have become more complex, a distinction is being drawn between those companies with `soup to nuts' capabilities, from design through deployment to operation and maintenance (either having the skills themselves or access to them through strategic partnerships and alliances), and those that do not. As the bar continues to be raised, smaller "garage shops" are being excluded by enterprise-level customers, and also by leading wireless manufacturers and large scale integrators looking for partners.

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

By the end of 2006, the worldwide installed base for broadband connections had grown from 221  million in 2005 to 286 million connections. Forecasts suggest that the market will further grow to 448 million connections by 2010. In building out this market, the key challenge that every provider faces has been in cost-effectively connecting their customers to the Internet backbone. Various technologies such as cable, DSL, fiber, satellite, wireless and leased line, have been deployed to bridge this `last mile', and have met with varying degrees of success and resultant market share.

While cable and DSL currently represent approximately 90% of the residential market, they are not a universal panacea. In particular, rural markets have proven uneconomic to cable and their telephone infrastructure does not always support DSL because it is a distance-sensitive technology. In addition, areas of many urban markets, for example 40% of Greater Philadelphia and many smaller regional markets have been overlooked as incumbent providers such as telephone companies and cable providers focus on the more attractive metropolitan markets.

 In the business market, the high-end continues to be dominated by leased lines, with DSL leading the low-end. Cable has limited coverage in this market because the underlying infrastructure is often not present.

Research indicates that today the broadband wireless access market is fragmented, with over 3,000 companies providing solutions in niche markets across the U.S. The advent of common technology standards, which is driving down costs and promoting compatibility and interoperability, and Intel's support in seeding the market by building awareness, educating the customer base and creating demand, is driving rapid change. While it currently has relatively low market penetration, management believes that wireless broadband is poised to become a market leader for both fixed and mobile connectivity.

 In terms of competition, the BWA market can be divided into three groups:

•	Telcos and leading ISPs looking to cost-effectively extend their reach and presence,

•
well-funded national and regional Wireless Internet Service Providers (WISPs) such as Clearwire and Towerstream who are pursuing aggressive build-out and roll-up strategies in the residential and business markets, respectively.

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

Customers

NextPhase began developing its customer base in August 2004 when we acquired our wholly-owned subsidiary, NextPhase Technologies, Inc. With the acquisition of the SpeedFactory assets from Synkronus, completed in April 2007, we have increased that customer base by over 1,100%, from approximately 250 to 2,700 customers. We believe that if we lose one or more current or future customers, we will readily be able to replace them with new customers. We receive a substantial portion of our professional services customers through our relationships with large scale wireless equipment manufacturers and system integrators. If we lose any of these relationships, we may experience a slow down in volume of customers for a period of time until we develop similar relationships with other wireless equipment manufacturers and system integrators. We cannot predict our business will develop or that our customer base will continue to expand as we expect.

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

For the fiscal year ended March 31, 2007, the Company specifically focused on developing a range of innovative connectivity solutions designed to satisfy the connectivity needs of municipalities and enterprises:

•
NextZone(TM) Connectivity Solutions An innovative range of connectivity products and services that can be integrated with existing infrastructure (copper, fiber, ethernet, etc.) to provide flexible, scalable, reliable and cost-effective connectivity solutions.

•	Sudden Network(TM) Solutions

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

•
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

Personnel

We have thirteen full-time employees, located at our corporate offices in Anaheim, California and Marietta, Georgia.

Corporate History

NextPhase was incorporated on August 28, 1995 in Nevada under the name of Professional Mining Consultants, Inc.

On August 3, 2004 the Company, then known as Edison Renewables, Inc., consummated a share exchange in which it issued 12,943,000 shares of common stock, or approximately 76% of the company's outstanding common stock, to the shareholders of NextPhase Technologies, Inc. ("NTI") in exchange for all of the shares of NTI. As a result, NTI became a wholly-owned subsidiary of the Company. NTI did not have an operating business. Its assets were technology related to high-speed wireless networks, which had an ability to penetrate populated areas, and special antennas and equipment in the area of microwave technology.

Prior to August 3, 2004 the Company had no revenues, while it incurred expenses in the development of its business. In fiscal year 2007, NextPhase generated approximately $365,753 in revenues and continued to incur relatively substantial expenses to develop its business.  Effective November 2006 NextPhase’s wireless business was combined with SpeedFactory’s business.  SpeedFactory revenues were $1,620,675 for the year ended March 31, 2007.

The Company's corporate address is 300 S. Harbor Blvd, Anaheim, CA 92805 and its telephone number is (800) 748-5548. The company maintains a website at www.npwireless.com. Information contained on the website is not part of this report.

Subsidiaries

The company has two wholly-owned subsidiaries.

•	SPEEDFACTORY, INC., a Nevada corporation, which operates the company's Internet Service Provider business.

•	NEXTPHASE TECHNOLOGIES, INC., a California corporation, which does not currently have any operations.

Available Information

The Company files annual and quarterly reports, proxy and information statements, and registration statements with the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as the company that files electronically with the SEC and state the address of that site (http://www.sec.gov).

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases 1,748 square feet of Class A office space at 300 S. Harbor Blvd., Suite 500, Anaheim, California, which serves as the corporate offices and Company headquarters. The monthly cost of this office space is $2,359 and the lease expires on October 31, 2009.

The Company also leases 2,767 square feet of additional Class A office space in the same building as its corporate offices. The monthly cost of this office space is $3,598 and the lease expires on April 30, 2009.

The Company also leases 1,169 square feet of data center space in the same building as its corporate offices. This space serves as the Company's main data facility and houses the equipment that provides broadband Internet service to the surrounding areas. The monthly cost of this data center space is $2,630 and the lease expires on November 30, 2008.

The Company leases approximately 2,000 square feet of space in Marietta, Georgia, which serves as a corporate office. This lease calls for monthly payments of $2,350 and expires in April 2008.

NextPhase's facilities are adequate for its current needs and anticipated needs for the next 12 months. However, in the event we consummate any acquisitions in the future, we may need additional or alternative space.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

NextPhase Wireless' common stock trades in the over-the-counter market and is quoted on the OTC Bulletin Board under the trading symbol NXPW. As of July 12, 2007, we had 31,838,955 shares of common stock issued and outstanding.

The following table sets forth, for the periods indicated, the high and low bid prices per share of our common stock as quoted on the OTC Bulletin Board. The quotations reflect inter-dealer quotations without retail markup, markdown, or commission, and may not represent actual transactions.

 Source: www.quotemedia.com

	High	Low
2007 Fiscal Year

First Quarter	$0.40	$0.12
Second Quarter	0.18	0.05
Third Quarter	0.17	0.05
Fourth Quarter	0.17	0.08

2006 Fiscal Year

First Quarter	$2.50	$0.93
Second Quarter	1.25	0.25
Third Quarter	0.40	0.22
Fourth Quarter	0.45	0.20

As of July 12, 2007, the last reported sale price of the Company's stock was $0.14 per share.

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

Holders

There were 425 stockholders of record of the Company's common stock as of July 12, 2007.

Securities Authorized for Issuance under Equity Compensation Plans

NextPhase adopted its 2003 Equity Participation Plan (the “2003 Plan”) on February 24, 2003. Our shareholders approved the adoption of the 2003 Plan by majority written consent on the same day. No securities have been granted or issued under the 2003 Plan. NextPhase adopted its 2005 Employee Stock Compensation Plan (the”2005 Plan”) on October 19, 2005. This 2005 Plan has not been approved by the Company's stockholders. This Plan will be used to issue shares of common stock of NextPhase to the employees of NextPhase Wireless and its subsidiaries, in payment of wages, salary, bonuses or other compensation from time to time. No options, warrants or other rights exercisable or convertible into common stock or other securities of the Company, are issuable under the 2005 Plan.

The 2003 plan is currently administered by a Compensation Committee selected by the Board.

NextPhase has reserved a total of 20,000,000 shares of common stock for issuance under the 2003 Plan. As of March 31, 2007, -0- shares of common stock had been issued and 20,000,000 shares remained available for issuance under this 2003 Plan. As a condition to receiving shares under the 2003 Plan, the employee receiving the shares must consent in writing to accept shares in payment of wages, salary, bonus or other compensation, as the case may be, prior to the issuance of shares to that employee under the 2003 Plan.

The board of directors of NextPhase may terminate the 2005 Plan at any time or make amendments or modifications which the board deems advisable from time to time, including among other things.

•	Increasing the maximum number of shares which can be issued under the 2005 Plan, and

•	Changing the designations of class of employees who are eligible to receive shares under the 2005 Plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On April 5, 2006, we issued 30,000 shares of our common stock valued at $9,600 to a consultant for consulting services. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On April 5, 2006, we issued 10,000 shares of our common stock valued at $3,400 to a former employee for services rendered. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On April 27, 2006 we issued 30,000 shares of our common stock valued at $8,400 to a consultant for consulting services. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On June 14, 2006 we issued 50,000 shares of our common stock valued at $7,500 to a consultant for consulting services. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On June 14, 2006 we issued 50,000 shares of our common stock valued at $25,000 to an individual for the purchase of assets. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On August 4, 2006, we issued 50,000 shares of our common stock valued at $4,500 to an employee for an employee bonus. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On August 21, 2006 we issued 240,000 shares of our common stock valued at $20,400 to a consultant for consulting services. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On October 18, 2006 we issued 230,769 shares of our common stock valued at $24,231 to an officer director in lieu of salary. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On October 18, 2006 we issued 230,769 shares of our common stock valued at $24,231 to an officer director in lieu of salary. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On October 18, 2006 we issued 76,923 shares of our common stock valued at $8,077 to an officer director in lieu of salary. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On November 8, 2006 we issued 480,000 shares of our common stock valued at $40,800 to a consultant for consulting services. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On November 8, 2006 we issued 520,939 shares of our common stock valued at $69,000 to a note holder for payment of interest. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On January 4, 2007 we issued 500,000 shares of our common stock valued at $45,000 to an officer director in lieu of salary. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On January 4, 2007 we issued 500,000 shares of our common stock valued at $45,000 to an officer director in lieu of salary. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On January 4, 2007 we issued 1,180,000 shares of our common stock valued at $106,200 to an officer director in lieu of salary. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On February 1, 2007 we issued 383,333 shares of our common stock valued at $34,500 to a note holder for payment of interest. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

None of the sales of securities described above have been registered with the Securities and Exchange Commission because they are believed to be exempt from registration under the Securities Act of 1933 pursuant to Regulation D, Rule 506, promulgated thereunder or generally section 4(2) of the Act. Each purchaser represented his, her or its intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. The stock certificates issued in each case contain an appropriate legend identifying each as restricted stock.

Since March 31, 2007 we have not issued any shares that were not registered under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Management's Discussion and Analysis is intended to help shareholders and other readers understand the dynamics of NextPhase's business and the key factors underlying its financial results. It explains trends in NextPhase's financial condition and results of operations for the year ended March 31, 2007 compared with the operating results for the year ended March 31, 2006.

Forward Looking Statements

Certain information contained in this report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Securities Litigation Reform Act will not apply to certain "forward looking statements" because we issued "penny stock" (as defined in Section 3(a) (51) of the Securities Exchange Act of 1934 and Rule 3a51-1 under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "explore", "consider", "anticipate", "intend", "could", "estimate", "plan", "propose", "seem", "hope" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

•	our ability to raise capital necessary to sustain our anticipated operations and implement our proposed business plan,

•	our ability to implement our proposed business plan,

•	the ability to successfully integrate the operations of businesses we have acquired, or may acquire in the future, into our operations,

•	our ability to generate sufficient cash to pay our lenders and other creditors,

•	our ability to obtain regulatory permits and approvals to operate in the high-speed wireless network industry,

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

We are also subject to other risks detailed from time to time in other SEC filings and elsewhere in this report. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

Financial Statement Overview

Nature of Operations
NextPhase was incorporated on August 28, 1995 in Nevada under the name of Professional Mining Consultants, Inc.

Effective April 5, 2006, through its wholly-owned subsidiary SpeedFactory, NextPhase acquired the internet service and connectivity business assets previously operated by Synkronus under the name “SpeedFactory”. Management's plans are discussed further in the Going Concern portion of Note 1.

Prior to the acquisition of SpeedFactory, the Company has a limited operating history with revenue-generating products and services only recently entering the market. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NTI and SpeedFactory.  NTI was engaged in the development of a web-based software product,  the  development  of  which  has  been  abandoned.  The costs of the development were paid by its then parent company.  NextPhase had no operations prior to the reverse acquisition.  Management’s plans are discussed further in the Going Concern portion of Note 1 of the consolidated financial statements. On January 21, 2005 the Company changed its name from Edison Renewables, Inc. to NextPhase Wireless, Inc.

Effective October 1, 2006, all revenue generating activity was combined with SpeedFactory. With the acquisition of SpeedFactory, we have enhanced our position as a nationwide provider of scalable, reliable and cost effective connectivity solutions, expanding our portfolio of products and services to include DSL, T1s, co-location and web hosting. We continue to extend our wireless “footprint” in Southern California, through a combination of organic growth and acquisitions, we have continued to add small to medium business subscribers, small office/home office (SOHO) subscribers, and residential subscribers in underserved markets to our network.

Results of Operations

For the year ended March 31, 2007, revenue increased to $ 1,986,426 compared to $643,367 during the year ended March 31, 2006, an increase of $1,343,059 or approximately 209%. The increase was due to revenues from the SpeedFactory acquisition.  Revenues for NextPhase were $367,753 through October 31, 2006 when its operations were combined with SpeedFactory.

Cost of revenue was $1,116,874 or 56.2% of sales for the year ended March 31, 2007, compared to $519,404 or 80.7% during the year ended March 31, 2006. The increase was primarily due to the SpeedFactory acquisition, which had a scalable customer base and favorable contracts for bandwidth costs used in providing the company's portfolio of connectivity products and services.

Gross profit increased to $869,552 for the year ended March 31, 2007, compared to $123,963 for the year ended March 31, 2006. The increase in gross profit of $745,589 or 601% was due to the SpeedFactory acquisition.  The Company feels that its business is now scalable and plans to add additional companies with similar results to the SpeedFactory acquisition.

Selling, general, and administrative expenses were $1,879,202 for the year ended March 31, 2007, compared to $1,573,070 for the year ended March 31, 2006, an increase of $306,132, or approximately 19.5%. The increase was due to the acquisition of SpeedFactory, which related expense was $532,144; The NextPhase expense for 2007 was $1,347,058 versus $1,573,070 in 2006 which represented a decrease of $226,012 or $14.4%.  The improvement was due to lower legal expense of $151,970 and marketing expense of $67,940. The improvement in operations was due to better absorption of SG&A expenses as revenues increased over the year.  As a result, selling, general and administrative expenses represented 94.6% of revenue in 2007 versus 244.5% in 2006.  The Company’s expenses will continue to reduce as a percentage of revenues as the Company follows its acquisition strategy.

Stock-based compensation expense was $653,363 in the year ended March 31, 2007 as compared with $1,395,045 in the year ended March 31, 2006.  Although the reduction reflected a lower average stock price in 2006, the Company has made a conscious decision to restrict issuance of stock to prevent dilution and pay expenses wherever possible in cash.

Depreciation and amortization expense was $337,715 in the year ended March 31, 2007 versus $70,248 in 2006. The increase was generally due to the depreciation and amortization of the assets acquired in the SpeedFactory acquisition of $241,886. The purchase price of SpeedFactory was allocated to the fair value of assets acquired as follows:

	Amount	Estimated Lives
Computers and related equipment	$100,000	3 years
Customer lists	980,000	5 years
Trademarks	100,000	indefinite
Supply contracts	60,000	5 years
Goodwill	260,000	indefinite
	$1,500,000

The trademarks are deemed to have an indefinite life and, accordingly, are not being amortized, but will be subject to periodic impairment testing at future periods in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets". The customer lists and supply contracts will be amortized based on estimated weighted cash flows over their lives.

The operating loss for the Company for the year ended March 31, 2007 was $2,000,728 versus $2,914,400 for the year ended March 31, 2006.  Legal settlement expense was $318,957 during the year ended March 31, 2007, as compared with legal settlement income $1,115,500 during the prior year.    The associated cash operating loss was $1,009,650 for the year ended March 31, 2007 as compared with $1,449,107 for 2006.  The improvement was $439,457 or 30.3%.  SpeedFactory had an operating profit of $217,872. During the year ended March 31, 2007 the Company settled all significant outstanding litigation and subsequent to year end, received a favorable settlement from its former chairman, which resulted in a gain in the amount of $95,141.  During the year ended March 31, 2006, the Company settled all litigations which had been previously disclosed in the Company's reports filed with the SEC under the Securities Exchange Act of 1934

Interest expense, was $157,238 during the year ended March 31, 2007, compared to $65,027 during the prior year. The increase is primarily due to debt issued in connection with the acquisition of SpeedFactory in the amount of $1,500,000.

The net loss for the year ended March 31, 2007 was $2,476,923 versus $1,861,927 for the year ended March 31, 2006.  The 2006 loss was greatly reduced by the gain on legal settlements in the amount of $1,115,500. Monthly operating cash losses are now approximately $85,000 per month as compared with $121,000 in 2006.  Management expects this to continue to decline as the Company completes its acquisition strategy, two of which are expected to close in the quarter ended September 30, 2007. The Company had a net loss of $0.10 per share during the year ended March 31, 2007 as compared with a net loss of $0.08 per share for the year ended March 31, 2006.

Liquidity and Capital Resources

As of March 31, 2007, the Company had a cash balance of $71,683 and the Company's accumulated deficit was $8,631,710. The Company had negative working capital of $1,864,981.  Total liabilities were $4,393,646, which included accounts payable of $1,158,673, accrued expenses of $290,015, deferred revenue of $78,000 and notes and advances payable of $2,866,958.  The Company’s cash operating loss for 2007 was $1,009,650 and the Company currently is using $75,000 cash per month in operations.

During the year ended March 31, 2007, the Company developed a plan to integrate additional ISPs in a scalable roll-up strategy.  The Company will acquire only profitable operations, both wireless and land based, which are synergistic to the Company’s current operations. The Company has entered into letters of intent to acquire two companies which would greatly reduce the negative cash flow on a monthly basis. The Company expects the first acquisition to be completed in July 2007 and the second one is scheduled for early fall 2007. Under its plans, management expects to generate positive operating cash flow during the fourth quarter of calendar 2007. There is no assurance that management will achieve its plan. There is further no assurance that the proceeds from operating cash flows or future financings will be sufficient to obtain profitable operations. The acquisitions will be made by a cash purchase and there is no assurance that the Company will be able to raise the required capital through equity or debt offerings.

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred losses from operations and negative cash flows from operating activities during the year ended March 31, 2007 and 2006. The Company also had a working capital deficiency as of March 31, 2007 of $1,864,981. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In April 2006, the Company obtained long-term financing of $1,500,000 in connection with the acquisition of SpeedFactory.  During the year ended March 31, 2007, the Company executed short-term convertible notes for $451,000.  Subsequent to March 31, 2007, the Company issued additional short-term convertible notes totaling $200,000.  All of the short-term convertible notes and due in one year from the date of issuance. They  provide for mandatory conversion when the Company’s common stock reaches $0.20 or above for a period of 10 consecutive days, at which time the principal and accrued interest due under the note will convert into common stock of the Company at a rate of $0.15 per share.

The Company has a convertible note payable in the amount of $2,300,000 which is due in full on April 1, 2008. Upon maturity, the note and accrued interest are convertible into common stock of the Company at the lower of the fair market value of the Company's common stock at the date of conversion or $0.33 per share. The minimum price at which the note and accrued interest may convert is $0.15 per share.

Notes payable totaling $63,000, along with accrued interest and expenses were cancelled subsequent to March 31, 2007 in a settlement with the Company’s former chairman.

NextPhase plans on continuing to fund working capital requirements, necessary equipment purchases, marketing costs, and other operations for the next year and foreseeable future by raising capital through the sale of equity and/or debt securities, issuing common stock in lieu of cash for services and by advances from shareholders.

The Company expects that any sale of additional equity securities or convertible debt will result in additional dilution to our stockholders. The Company can give no assurance that it will be able to generate adequate funds from operations, that funds will be available to us from debt or equity financing, or that if available, the Company will be able to obtain such funds on favorable terms and conditions. If the Company cannot secure additional funds it will not be able to continue as a going concern. The Company currently has no definitive arrangements with respect to additional financing.

By adjusting its operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits through the next year. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

The report of our registered public accounting firm  on our March 31, 2007 consolidated financial statements states that our recurring losses raise substantial doubt about our ability to continue as a going concern.

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

Inflation

In the opinion of management, inflation has not had a material effect on the Company's financial condition or results of its operations

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which requires us to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. We believe that of our significant accounting policies (more fully described in notes to the consolidated financial statements), which are particularly important to the portrayal of our results of operations and financial position and may require the application of a higher level of judgment by our management, and as a result are subject to an inherent degree of uncertainty. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

Revenue Recognition and Deferred Revenue
Revenues are recognized in the period that services are provided.  For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” ("SAB No. 104"), which superseded SAB No. 101, Revenue Recognition In Financial Statements ("SAB No. 101"). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or for which services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force(“EITF”) issued No.00-21 issued ("EITF No. 00-21"), “Deliverable Revenue Arrangements.” EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF No. 00-21 on the Company's consolidated financial position and results of operations was not significant.

The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured.  The Company generates and recognizes revenue as follows:

Revenue from operating as a wireless Internet service provider of tiered wireless Internet services to business and residential subscribers:  Internet services are billed at the beginning of each month's activity at a fixed rate for each customer.  Customers sign an annual agreement or utilize the service on a month-to-month basis.  Revenue not yet earned is recorded as deferred revenue.

Revenue from the sale and configuration of wireless equipment:  NextPhase acts as a reseller of certain components and equipment related to its products and services.  Equipment revenue is recognized at the time of shipment FOB to the customer.  Configuration is billed at an hourly rate and recognized after completion. Costs associated with the equipment are expensed at the time of shipment.  In order to maximize the Company’s cash flows, revenue from the sale and configuration of wireless equipment is sometimes billed in advance of shipment. In such cases, these invoices are recorded as deferred revenue.

Revenue from professional and consulting services provided by its staff:  These services include wireless network consulting, interference surveys, network management and telephone consulting.  Revenue is recognized after the professional or consulting service has been provided. In order to maximize the Company’s cash flows, revenue from professional services is sometimes billed in advance of project completion. In such cases, these invoices are recorded as deferred revenue.

Long-Lived Assets
The Company reviews its fixed assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment is required to be performed by management at least annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

As of March 31, 2007, The Company’s management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

Goodwill and Other Intangible Assets
The Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to an annual impairment test which has two steps to determine whether asset impairment exists. The first step of the impairment test identifies potential impairment by comparing the fair value with the carrying amount of the reporting unit, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any. Intangibles with indefinite useful lives are measured for impairment by the amount that the carrying value exceeds the estimated fair value of the intangible. The fair value is calculated using the income approach. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives. Any impairment is recorded at the date of determination.

The changes in the carrying amount of goodwill for the year ended March 31, 2007 are as follows:

Balance, April 1, 2006	$-
Goodwill acquired	260,000

Balance, March 31, 2007	$260,000

The Company’s policy provides for annual evaluation of goodwill on the first day of the fourth fiscal quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the operating segment level by comparing the segments' net carrying value, including goodwill, to the fair value of the segment. The fair values of our segments are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the segment exceeds its fair value, goodwill is potentially impaired and a second test would be performed to measure the amount of impairment loss, if any.

Business Combinations
In accordance with SFAS No. 141,  “Business Combinations,” the Company allocates the purchase price of acquired entities to the tangible and intangible assets acquired and, liabilities assumed, based on their estimated fair values. The Company engaged an independent third-party appraisal firm to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

Management makes estimates of fair values based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from revenues, customer relationships, key management and market position, assumptions about the period of time the acquired trade names will continue to be used in the Company's combined product portfolio, and discount rates used to establish fair value. These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Beneficial Conversion Feature
The convertible feature of one of the Company’s convertible notes provided for a rate of conversion that was below market value (see Note 5). Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments”, the estimated relative fair value of the BCF was recorded as a discount from the face amount of the convertible note. The Company amortized the discount using the effective interest method through the conversion of such instrument.

Income Taxes
The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. The Company also determines its tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company records estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated.

Stock-Based Compensation
As of March 31, 2007, the Company has not issued any share-based payments to its employees.

In December 2004, the FASB issued SFAS No. 123 (revised 2004),”Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of this statement were adopted by the Company as of April 1, 2006.

SFAS No. 123(R) requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123(R) also establishes accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. The Company adopted SFAS No. 123(R) using the modified prospective application. Under the modified prospective application, the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date are recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123.

The adoption of SFAS No. 123(R)’s fair value method will have a negative impact on the Company’s results of operations if the Company grants share-based payments to its employees in the future, although it will have no impact on its overall financial position. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. The requirement will reduce net operating cash flows and increase net financing cash flows in periods of adoption.

Basic and Diluted Loss per Common Share
Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period.  During the years ended March 31, 2007 and 2006, the Company did not have any potentially dilutive securities and no common stock equivalents were considered in the calculation of the weighted average number of shares outstanding because they would be anti-dilutive.

Recent Accounting Pronouncements
In July 2006, the FASB issued  Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This pronouncement recommends a recognition threshold and measurement process for recording in the consolidated financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for the Company beginning April 1, 2007. The Company is in the process of evaluating the effect, if any, the adoption of FIN No. 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,”  to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in accounting principals generally accepted in the United States of America that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” at initial recognition and in all subsequent periods.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company is currently evaluating the effect of adopting SFAS No. 157 on its consolidated financial statements.

 SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: ( a ) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; ( b ) is irrevocable (unless a new election date occurs); and ( c ) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” The adoption of this pronouncement is not expected to have material effect on the Company’s consolidated financial statements .

Risks and Uncertainties
The Company's operations are subject to new innovations in product design and function. Significant technological changes can have an adverse effect on the Company's future operating results. Design and development of new marketing strategies are important elements to achieve profitability in the Company's industries.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this item are included in this report after Part III Item 14, beginning after page 34.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 15, 2007, upon recommendation of its Board of Directors, the Company dismissed its certifying accountant, RBSM LLP.  RBSM LLP’s report on the Company's consolidated financial statements for the two fiscal years ended March 31, 2006 and 2005 did not contain any adverse opinion or disclaimer of opinion; however, the audit contained an explanatory paragraph regarding the substantial doubt about the Company's ability to continue as a going concern. There were no disagreements with RBSM LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, during the two fiscal years ended March 31, 2006 and during the interim periods ended December 31, 2006 , which, if not resolved to RBSM LLP satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report, as required by Item 304(a)(3) of Regulation S-B. The Company engaged as its independent registered public accounting firm KMJ Corbin & Company LLP for the Company's fiscal year ending March 31, 2007. The Company has not consulted KMJ Corbin & Company LLP previously.

ITEM 8A.  CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequate and  effective as of March 31, 2007 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

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

During the preparation of the Company's consolidated financial statements as of and for the year ended March 31, 2007, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control, to the extent possible given limitations in financial and manpower resources, also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Lack of Adequate Financial and Management Resources

In April 2006 NextPhase Wireless closed the acquisition of its SpeedFactory business by purchasing the assets of Synkronus.. The expansion of the Company's business through the SpeedFactory acquisition has caused a significant short-term increase in required information and financial analysis. NextPhase Wireless' financial and management resources were proven to be inadequate to address this increased workload in order to complete and file the Company's Annual Report on Form 10-KSB for the year ended March 31, 2007 on a timely basis. As a result, the Company has hired a new chief financial officer, redesigned work processes, reallocated responsibilities between existing employees and engaged additional contract resources to bolster its finance and accounting team and correct this material weakness. The Company feels that these measures will improve the quality of future period financial reporting and timeliness in completing reports.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their respective ages as of March 31, 2007 are as follows:

Current Executive Officers and Directors:

Set forth below is a brief description of the background and business experience of each of our directors and executive officers for the past five years.

Management

The following table sets forth the name, age and position of our executive officers, certain non-executive officers and directors:

Name	Age	Position and Offices with the Company
Thomas Hemingway	50	Chairman of the Board
Robert Ford	46	President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer)
David Noyes	64	Chief Financial Officer (Principal Accounting Officer)
Michael Jones	51	President of NextPhase International Division, Director

Thomas Hemingway – Chairman and COO, President and CEO, of Redwood Investment Group; previously, (2004 to 2006) the Chief Executive Officer and Chairman of Oxford Media. Mr. Hemingway has served as CEO and Chairman of Esynch Corporation (1998 to 2003), a publicly traded company, and Chairman and CEO of Intermark Corporation (1995 to 1998), a software developer and publisher in the entertainment markets. Prior, Mr. Hemingway was President and CEO of Omni Advanced Technologies and Intellinet Information Systems. In addition, Mr. Hemingway has been a consultant to several NASDAQ and privately held companies, including Smart House /LV, Great American Coffee Company (GACC), Redwood Investment Group, CBC, Pure Bioscience, and Smart OnLine. He has a B.A. from the State University of New York.

Robert Ford - Chief Executive Officer, President, Treasurer and a Director, of NextPhase in February 2005. From November 2002 to June 2004 Mr. Ford was the Global Corporate Communications Manager at E.I. DuPont de Nemours. From June 2001 to November 2002 he was the Chief Information Officer of DuPont Solutions and Services. From January 2001 to November 2002 Mr. Ford served as the Chief Technology Officer of DuPont Global Services. From September 1998 to November 2002 he was a Business Manager of DuPont Communications Solutions. Prior to that, from September 1997 to September 1998, Mr. Ford was the Chief Information Officer of DuPont External Affairs. Mr. Ford received his B.S. in Applied Science (Computing/Economics) from Wolverhampton University (UK) and his M.B.A. from Bradford University (UK).

David Noyes, – Chief Financial Officer of NextPhase in April 2007. Prior he was Director of Monarch Capital Resources, LLC, a business-consulting firm. Previously, Mr. Noyes was a co-founder and Chief Financial Officer of Oxford Media, Inc. Prior he was Chief Financial Officer of Local.com Corp. (formerly Interchange Corporation) from January 2001 through January 2003 and Mergence Corporation from September 1999 through November 2000; Chief Executive Officer and Chief Financial Officer and Director of American Furnishings Corp. and California Mattress from 1996-1997; President, Chief Financial Officer and Director of California Software Products, Inc. in 1996; and, Director and Chief Financial Officer of Cla-Val Corporation in 1994-1995; President, Director and Chief Executive Officer of Structural Coatings, Inc. from 1990-1992; Executive Vice President, Chief Operating Officer and Chief Financial Officer of General Power Systems from 1984-1994 and Executive Vice President of Worldwide Operations for Scientific Drilling International from 1976 to 1984. He was also a senior Manager with Ernst and Young, and is a Certified Public Accountant and has a MBA and BS from UCLA.

Michael Jones – Director In August 2004, Michael Jones was elected a Director of NextPhase. In February 2006, Mr. Jones was elected President of the NextPhase International division. Since April 1, 2004, Mr. Jones has been a Director of NextPhase Technologies, Inc., which became our wholly-owned subsidiary as a result of a share exchange in August 2004. From June 2001 to August 2004, Mr. Jones was an independent consultant, specializing in the technology and communications industries and specifically on broadband, wireless data, and emerging technologies sectors. From August 1999 to June 2001, Mr. Jones was the Vice President of Network Engineering and Operations for Flashcom, Inc. Prior to that, Mr. Jones was Vice President of Network Operations for IBCTV, Inc. from February 1998 to August 1999.

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

Report of the Compensation Committee

We compensate our executive officers through a combination of a base salary, a cash bonus, and options to purchase shares of our common stock.  In addition, in the future, we may provide other perquisites to some of our executive officers.  We do not have a formal plan for determining the compensation of our executive officers. Instead, each executive officer negotiates their respective employment agreement with us.

All agreements with our named executive officers that provide for payments to such named executive officers at, following or in connection with the resignation, retirement or other termination of such named executive officers, or a change in control of our company or a change in the responsibilities of such named executive officers following a change in control are set forth  in the following description of their respective employment agreements.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 "reporting persons," including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended March 31, 2007. To our knowledge, during the fiscal year ended March 31, 2007, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that Stephen Young filed eight Forms 4 reporting 17 transactions late, Robert Ford filed three Forms 4 reporting three transactions late, and Viper Networks, Inc. filed one Form 4 reporting one transaction late.

Code of Ethics

NextPhase has adopted a Code of Business Conduct and Ethics that applies to its Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, or persons performing similar functions, as well as the Company's other officers and managers, and the Company's directors.

NextPhase's Code of Business Conduct and Ethics is posted on the Company's website at: http://www.npwireless.com/ethics-policy.

NextPhase will furnish a copy of its Code of Business Conduct and Ethics without charge to any person upon request made in writing to NextPhase Wireless, Inc., 300 S. Harbor Blvd., Suite 500, Anaheim, California 92805 Attention: Secretary.

ITEM 10. EXECUTIVE COMPENSATION

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tom Hemingway Chairman and COO Director (1)	2007 2006	$48,461 n/a	-0- n/a	$106,200 n/a	-0- n/a	-0- n/a	-0- n/a	-0- n/a	$154,661 n/a
Robert Ford Chief Executive Officer, Director (2)	2007 2006	$118,846 14,038	-0- -0-	$114,231 240,962	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$233,077 255,000
Steven Young Former Chairman of the Board (3)	2007 2006	$55,384 16,535	n/a n/a	$114,231 154,465	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$169,615 171,000
David Noyes Chief Financial Officer	2007 2006	-0- n/a	-0- n/a	-0- -0-	-0- n/a	-0- n/a	-0- n/a	-0- n/a	-0- n/a
James Wray Former Vice President, Secretary (4)	2007 2006	-0- 36,715	-0- -0-	$35,000 133,465	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$35,000 170,180

(1)	Salary was $180,000 annually effective February 1, 2007
(2)	Salary was $120,000 annually effective February 5, 2005 and $180,000 effective February 1, 2007. Stock grants were made in lieu of base compensation in the amount of $105,692 in 2006
(3)	Base salary of $120,000, with stock taken in lieu of base compensation of $103,465 in 2006. He left the Company December 28, 2006
(4)	Base salary of $120,000, with stock taken in lieu of base compensation of $103,465 in 2006. He resigned May 23, 2006.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Tom Hemingway Chairman and COO Director (1)	0	0	0	0	0	0	0	0	0
Robert Ford Chief Executive Officer, Director (2)	0	0	0	0	0	0	0	0	0
Steven Young Former Chairman of the Board (3)	0	0	0	0	0	0	0	0	0
David Noyes Chief Financial Officer	0	0	0	0	0	0	0	0	0
James Wray Former Vice President, Secretary (4)	0	0	0	0	0	0	0	0	0

The table below summarizes all compensation of our directors as of March 31, 2007

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Jones	-0-	$8,077	-0-	-0-	-0-	-0-	$8,077
Director	-0-	40,000	-0-	-0-	-0-	-0-	40,000

Employment Agreements

THOMAS HEMINGWAY

NextPhase and Thomas Hemingway are parties to an employment agreement which provides, among other things:

•	that Mr. Hemingway will serve as NextPhase's Chairman and Chief Operating Officer,

•	for a term of three (3) years, commencing February 1, 2007, subject to earlier termination by either party in accordance with the Employment Agreement,

•
that Mr. Hemingway’s salary shall be initially $180,000 per annum, increasing to $250,000 on October 1, 2007, payable by the Company in regular installments in accordance with the Company's general payroll practices.

•	that Mr. Hemingway’s shall be eligible to receive additional stock bonuses under the Company's 2005 Employee Stock Compensation Plan.

 ROBERT FORD

 NextPhase and Robert Ford are parties to an employment agreement which provides, among other things:

•	that Mr. Ford will serve as NextPhase's Chief Executive Officer,

•	for a term of three (3) years, commencing February 1, 2007, subject to earlier termination by either party in accordance with the Employment Agreement,

•
that Mr. Ford's salary shall be initially $180,000 per annum, increasing to $250,000 on October 1, 2007, payable by the Company in regular installments in accordance with the Company's general payroll practices.

•	that Mr. Ford shall be eligible to receive additional stock bonuses under the Company's 2005 Employee Stock Compensation Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock on June 30, 2007, by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (ii) each of our current and proposed directors; (iii) each of our executive officers; and (iv) all current and proposed directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

Title of Class	Name and Address of Beneficial Owner	Shares of Beneficial Owner		Percent

Common Stock	Tom Hemingway 300 S. Harbor Blvd., Suite 500 Anaheim, CA 92805 Chairman and Chief Operation Officer, Director	2,400,000	(1)	7.54%
Common Stock	Robert Ford 300 S. Harbor Blvd., Suite 500 Anaheim, CA 92805 Chief Executive Officer, Director	3,124,615	(2)	9.81%
Common Stock	Michael Jones 2304 Ruland Ave, Suite A Redondo Beach, CA 90278 Director	828,277		2.60%
Common Stock	David Noyes 300 S. Harbor Blvd., Suite 500 Anaheim, CA 92805 Chief Financial Officer	-		-
Common Stock	All executive officers and directors as a group (4 persons)	6,352,892		19.95%

(1)	Includes 720,000 shares held by Redwood Investment Group, LLC, owned by Mr. Hemingway
(2)	Includes 600,000 shares held by Digits, LLC owned by Mr. Ford

The persons named above have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NextPhase and Robert Ford, and Tom Hemingway and NextPhase are parties to employment agreements which are described under Item 10 "Executive Compensation".

The Company issued an aggregate of 2,100,769 shares of common stock valued at $249,231 to its chief executive officer for services totaling $114,231 and $135,000 provided during the years ended March 31, 2007 and 2006, respectively.

The Company issued an aggregate 1,500,769 shares of common stock valued at $165,231 (based on the estimated fair value at the measurement dates) to its former chairman for services totaling $114,231 and $51,000 provided during the years ended March 31, 2007 and 2006,  respectively.

The Company issued 2,400,000 shares of its common stock valued at $212,400 (based on the estimated fair value on the measurement date) to its chairman for services provided during the year ended March 31, 2007.

The Company issued an aggregate of 156,923 shares of common stock valued at $41,077 to a director for services totaling $8,877 and $ 33,000 provided during the years ended March 31, 2007 and 2006, respectively.

The Company issued an aggregate of 305,000 shares of common stock valued at $65,000 (based on the estimated fair value on the measurement dates) to a former officer for services totaling $35,000 and $30,000 provided during  the years ended March 31, 2007 and 2006, respectively.

A payment of $13,000 was made on a convertible note payable to the Company’s former chairman leaving a balance due of $17,000 at March 31, 2007..

ITEM 13. EXHIBITS

23.1	Consent of Registered Independent Public Accounting Firm
23.2	Consent of Registered Independent Certified Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, KMJ Corbin & Company LLP billed us approximately $60,000 for the audit of our consolidated financial statements for the year ended March 31, 2007.

Our  previous principal accountants, RBSM LLP, have billed us approximately $90,314 for the audit of our consolidated financial statements for the year ended March 31, 2007 and the review of our financial statements included in our Quarterly Reports on Form 10-QSB for the periods ended June 30, September 30, and December 31, 2005.

Our principal accountants did not bill us any fees for tax compliance, tax advice and tax planning for our fiscal years ended March 31, 2007 and 2006.

Our previous principal accountants, RBSM LLP, billed us $35,040 in connection with their review of Synkronus's consolidated financial statements for the years ended December 31, 2005 and 2004.

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

(Registrant) NextPhase Wireless, Inc.

Date: July 16, 2007	By:	/s/Robert Ford
Robert Ford
Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Ford
Robert Ford, Chief Executive
Officer and Director

Date: July 16, 2007

/s/ Thomas Hemingway
Thomas Hemingway, Chairman of
the Board and Director

Date: July 16, 2007

/s/ David P. Noyes
David P. Noyes
Chief Financial Officer

Date: July 16, 2007

Consolidated Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
NextPhase Wireless, Inc.

We have audited the accompanying consolidated balance sheet of NextPhase Wireless, Inc. and subsidiaries (collectively the “Company”) as of March 31, 2007, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NextPhase Wireless, Inc. and subsidiaries as of March 31, 2007 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company has a working capital deficiency and losses from operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KMJ | Corbin & Company LLP
Irvine, California
July 13, 2007

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors
NextPhase Wireless, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows for the year ended March 31, 2006 for NextPhase Wireless, Inc. and subsidiaries (collectively the “Company”). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NextPhase Wireless, Inc. and subsidiaries as of March 31, 2006 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM, LLP
RBSM,LLP
Certified Public Accountants

New York, New York
June 23, 2006

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

March 31,
2007
ASSETS
Current assets:
Cash and cash equivalents	$71,683
Accounts receivable, net of allowance for doubtful accounts of $30,000	116,154
Other current assets	39,403
Total current assets	227,240

Property and equipment, net	295,011
Customer lists, net	784,000
Trademarks	100,000
Supply contracts, net	48,000
Goodwill	260,000
Deposits	8,637
Total assets	$1,722,888

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,158,673
Accrued expenses	290,015
Deferred revenue	78,000
Cash advances payable	100,000
Notes payable and capital leases, current portion	465,533
Total current liabilities	2,092,221

Notes payable and capital leases, net of current portion and discount of $35,090	2,301,425
Total liabilities	4,393,646

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 20,000,000 shares
authorized; no shares issued and outstanding
Common stock, $0.001 par value, 200,000,000 shares	-
authorized; 29,948,955 shares issued and outstanding	29,949
Additional paid-in capital	5,931,003
Accumulated deficit	(8,631,710)
Total stockholders' deficit	(2,670,758)
Total liabilities and stockholders' deficit	$1,722,888

See reports of independent registered public accounting firms and accompanying notes to these consolidated financial statements.

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSSES

	For the Years Ended March 31,
	2007	2006

Revenues:	$1,986,426	$643,367

Cost of revenues:	1,116,874	519,404

Gross profit:	869,552	123,963

Operating expenses:
Selling, general and administrative	1,879,202	1,573,070
Stock-based compensation	653,363	1,395,045
Depreciation and amortization	337,715	70,248
Total operating expenses	2,870,280	3,038,363
Operating loss	(2,000,728)	(2,914,400)

Other income (expense):
Legal settlements	(318,957)	1,115,500
Interest expense	(157,238)	(65,027)
Other	-	2,000
Total other income (expense)	(476,195)	1,052,473

Loss before income taxes	(2,476,923)	(1,861,927)

Provision for income taxes	-	-

Net loss	$(2,476,923)	$(1,861,927)

Basic and diluted net loss per share	$(0.10)	$(0.08)

Weighted average shares outstanding	23,611,644	21,930,310

See reports of independent registered public accounting firms and accompanying notes to these consolidated financial statements.

                          NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' DEFICIT

					Stock		Additional		Total
	Common Stock		Subscriptions Payable		Cancellation	Deferred	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Compensation	Capital	Deficit	Deficit

Balance-April 1, 2005	19,896,724	$ 19,897	1,120,000	$ 280,000	$ -	$ -	$ 3,895,241	$ (4,292,860)	$ (97,722)
Common stock sold for cash	890,000	890	-	-	-	-	444,110	-	445,000
Common stock issued, previously subscribed	1,120,000	1,120	(1,120,000)	(280,000)	-	-	278,880	-	-
Discount on convertible notes payable	-	-	-	-	-	-	20,000	-	20,000
Common stock subscribed	-	-	50,000	25,000	-	-	-	-	25,000
Common stock issued for services	4,124,585	4,124	-	-	-	(183,600)	1,147,142	-	967,666
Amortization of deferred compensation	-	-	-	-	-	165,521	-	-	165,521
Cancellation of common stock in legal settlement	(2,895,000)	(2,895)	-	-	-	-	(720,855)	-	(723,750)
Warrants issued to consultant for services	-	-	-	-	-	(71,256)	71,256	-	-
Shares to be cancelled in legal settlement	-	-	-	-	(250,000)	-	-	-	(250,000)
Net loss for the year ended March 31, 2006	-	-	-	-	-	-	-	(1,861,927)	(1,861,927)
Balance-March 31, 2006	23,136,309	23,136	50,000	25,000	(250,000)	(89,335)	5,135,774	(6,154,787)	(1,310,212)
Common stock issued for services	5,417,488	5,418	-	-	-	-	520,210	-	525,628
Common stock issued in payment of accounts payable	125,461	126	-	-	-	-	37,512	-	37,638
Common stock issued for accrued payroll	1,486,230	1,486	-	-	-	-	279,072	-	280,558
Common stock issued for accrued interest	904,272	904	-	-	-	-	102,596	-	103,500
Common stock issued in legal settlement	40,000	40	-	-	-	-	19,960	-	20,000
Stock cancelled in previous settlement	(1,000,000)	(1,000)	-	-	250,000	-	(249,000)	-	-
Common stock issued previously subscribed	50,000	50	(50,000)	(25,000)	-	-	24,950	-	-
Shares cancelled	(120,625)	(121)	-	-	-	-	121	-	-
Purchase of treasury stock	(90,180)	(90)	-	-	-	-	(9,889)	-	(9,979)
Discount on note payable	-	-	-	-	-	-	69,697	-	69,697
Amortization of deferred compensation	-	-	-	-	-	89,335	-	-	89,335
Net loss for the year ended March 31, 2007	-	-	-	-	-	-	-	(2,476,923)	(2,476,923)
Balance-March 31, 2007	29,948,955	$ 29,949	-	$ -	$ -	$ -	$ 5,931,003	$ (8,631,710)	$ (2,670,758)

See reports of independent registered public accounting firms and accompanying notes to these consolidated financial statements.

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,476,923)	$(1,861,927)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued in legal settlement	20,000	(1,115,500)
Gain on sale of equity securities	-	(2,000)
Issuance of common stock for services	525,628	1,395,045
Amortization of deferred compensation	89,335	-
Amortization of discount on notes payable	34,607	20,000
Bad debt expense	30,000	8,383
Depreciation and amortization	337,715	70,248
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	53,057	(190,017)
Other current assets	(36,775)	(2,628)
Other receivables	-	200,000
Deposits	(600)	-
Increase (decrease) in liabilities:
Advances payable	-	(12,206)
Accounts payable and accrued liabilities	972,674	477,301
Deferred revenue	44,219	29,656
Net cash used in operating activities	(407,063)	(983,645)
Cash flows from investing activities:
Increase in long-term lease deposits	-	(8,037)
Purchase of furniture and equipment	(47,705)	(113,265)
Purchase of treasury stock	(9,979)	-
Net cash used in investing activities	(57,684)	(121,302)
Cash flows from financing activities:
Proceeds from notes payable	451,000	55,000
Proceeds from cash advances payable	100,000	800,000
Principal payments on notes payable and capital leases	(50,417)	(210,154)
Proceeds from sale of common stock	-	445,000
Net cash provided by financing activities	500,583	1,089,846

Change in cash and cash equivalents	35,836	(15,101)
Cash and cash equivalents at beginning of year	35,847	50,948
Cash and cash equivalents at end of year	$71,683	$35,847

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing transactions:
Warrants issued to consultants for services	$-	$71,256
Cash advance converted to note payable	$800,000	$-
Issuance of previously subscribed common stock	$-	$280,000
Cancellation of stock from legal settlements	$250,000	$973,750
Value of shares of Nathaniel Energy received in legal settlement	$-	$198,000
Beneficial conversion feature of notes payable	$69,697	$-
Shares issuable for Blazen acquisition	$-	$25,000
Acquisition of equipment under capital lease agreements and notes payable	$50,650	$25,669
Amortization of deferred compensation	$89,335	$165,521
Common stock issued for services and legal settlement	$-	$957,666
Accrual of common stock issued in April 2006 for services provided in the previous year	$-	$271,858
Common stock issued for accounts payable and accrued expenses	$318,196	$-
Common stock issued for accrued interest	$103,500	$-
Note payable issued in connection with acquisition	$1,500,000	$-

See reports of independent registered public accounting firms and accompanying notes to these consolidated financial statements.

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
NextPhase Wireless, Inc. (“NextPhase” or the “Company”) was incorporated on August 28, 1995 in Nevada under the name of Professional Mining Consultants, Inc.

On August 3, 2004, the Company consummated  a share  exchange in which it issued 12,943,000  shares  of  common  stock,  or  approximately  76% of the Company's outstanding  common stock, to the shareholders of NextPhase  Technologies,  Inc. ("NTI")  in  exchange  for all of the shares of NTI.  As a result, NTI became a wholly owned subsidiary of the Company.  NTI was formed on September 14, 2000. For accounting purposes, this transaction is considered a "reverse merger,” and the historical financial statements of the Company reflect the operations of NTI.  Effective on the merger date, all financial activity became generated by the Company and NTI became an inactive subsidiary.  On January 21, 2005 the Company changed its name to NextPhase Wireless, Inc.

Effective April 5, 2006, through its wholly-owned subsidiary SpeedFactory, Inc. (“SpeedFactory”), the Company acquired the Internet service and connectivity business assets previously operated by Synkronus, Inc. (“Synkronus”) under the name "SpeedFactory." Management's plans are discussed further in the Going Concern portion of Note 1.

Prior to the acquisition of SpeedFactory, the Company had a limited operating history with revenue-generating products and services only recently entering the market.

With the acquisition of SpeedFactory, the Company enhanced its position as a nationwide provider of scalable, reliable and cost effective connectivity solutions, expanding its portfolio of products and services to include DSL, T1s, co-location and web hosting. The Company continues to extend its wireless “footprint” in Southern California, through a combination of organic growth and acquisition, the Company has continued to add small to medium business subscribers, small office/home office (SOHO) subscribers, and residential subscribers in underserved markets to its network.

Basis of Presentation
The accompanying consolidated financial statements include the accounts of NextPhase and its wholly- owned subsidiaries NTI, a California corporation formed on September 14, 2000, and SpeedFactory, a Nevada corporation formed on March 14, 2006. The term "Company" refers to NextPhase, NTI, and SpeedFactory collectively. All significant inter-company accounts and transactions have been eliminated in consolidation.
The Company conducts its operations from its office located in Anaheim, California and the SpeedFactory location in Marietta, Georgia.

The consolidated financial statements presented include only the accounts of NTI, from its inception (September 14, 2000) through March 31, 2007, of NextPhase from August 3, 2004 through March 31, 2007, and of SpeedFactory from April 6, 2006 (date of acquisition) through March 31, 2007.

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Going Concern and Management’s Plan
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred losses from operations and negative cash flows from operating activities during the years ended March 31, 2007 and 2006.  The Company also had a working capital deficiency as of March 31, 2007 of approximately $1,865,000. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In April 2006, the Company obtained long-term financing of $1,500,000 in connection with the acquisition of SpeedFactory. During the year ended March 31, 2007, the Company executed short-term notes for $451,000. In April, June and July 2007, the Company issued convertible notes totaling $200,000, with interest at 7%, and all due in one year from the date of issuance.

During the year ended March 31, 2007, the Company developed a plan to integrate additional Internet Service Providers (“ISPs”) in a scalable roll-up strategy.  The Company will acquire only profitable operations, both wireless and landline based, which are synergistic to the Company’s current operations in California and Georgia. The Company has entered into letters of intent to acquire two such companies which would greatly reduce the negative cash flow on a monthly basis. The Company expects the first acquisition to be completed in July 2007 and the second one is scheduled for early fall 2007. Under its plans, management expects to generate positive operating cash flow during the fourth calendar quarter of 2007. There is no assurance that management will achieve its plan. There is further no assurance that the proceeds from operating cash flows or future financings will be sufficient to obtain profitable operations.

The Company anticipates its current cash reserves, plus its expected generation of cash from existing operations, will only be sufficient to fund its anticipated operations through the second quarter of fiscal 2008. Consequently, the Company will need to raise additional debt and/or equity capital in order to finance its business plan and needs for working capital. Such financing(s), if available, may increase the risk of the Company not being able to service its debt obligations, and/or cause dilution to existing equity holders. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and could change in the near term. Significant estimates include the realizability of accounts receivable, recoverability of long-lived assets, and valuation of common stock, warrants and deferred taxes.

Fair Value of Financial Instruments
Financial instruments consist of cash, evidence of ownership in an entity and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable. The estimated fair values of the Company’s financial instruments approximate their carrying values due to their current nature.

Cash
The Company maintains its cash accounts in commercial banks. The total cash balances held in a commercial bank are secured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. From time to time cash balances will exceed such limits. At March 31, 2007, the Company did not have cash deposits in excess of FDIC insured limits.

Accounts Receivable
The Company performs periodic credit evaluations of its customers and does not typically require collateral.  From time to time, the Company may require new customers to pay for equipment and services in advance of performance.  The Company maintains reserves for potential credit losses, and historically, such losses have been within management expectations.

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentrations of Credit Risk
Financial instruments and related items, which potentially subject the company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable.

Accounting for Bad Debts and Allowances
Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. The management periodically evaluates past due or delinquency of accounts receivable in evaluating its allowance for doubtful accounts. Allowance for doubtful accounts at March 31, 2007 was $30,000.

Segment Information
The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” upon the first date of required adoption. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding the allocation of resources and asset performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

Property and Equipment
Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives ranging from 3 to 10 years.

Reclassifications
Certain reclassifications have been made in prior year's consolidated financial statements to conform to classifications used in the current year.

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition and Deferred Revenue
Revenues are recognized in the period that services are provided.  For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” ("SAB No. 104"), which superseded SAB No. 101, "Revenue Recognition In Financial Statements" ("SAB No. 101"). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or for which services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

SAB No. 104 incorporates Emerging Issues Task Force (“EITF”) Issue No.00-21 ("EITF No. 00-21"), “Deliverable Revenue Arrangements.” EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF No. 00-21 on the Company's consolidated financial position and results of operations was not significant.

The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured.  The Company generates and recognizes revenue as follows:

Revenue from operating as a wireless Internet service provider of tiered wireless Internet services to business and residential subscribers:  Internet services are billed at the beginning of each month's activity at a fixed rate for each customer.  Customers sign an annual agreement or utilize the service on a month-to-month basis.  Revenue not yet earned is recorded as deferred revenue.

Revenue from the sale and configuration of wireless equipment:  NextPhase acts as a reseller of certain components and equipment related to its products and services.  Equipment revenue is recognized at the time of shipment FOB to the customer.  Configuration is billed at an hourly rate and recognized after completion. Costs associated with the equipment are expensed at the time of shipment.  In order to maximize the Company’s cash flows, revenue from the sale and configuration of wireless equipment is sometimes billed in advance of shipment. In such cases, these invoices are recorded as deferred revenue.

Revenue from professional and consulting services provided by its staff:  These services include wireless network consulting, interference surveys, network management and telephone consulting.  Revenue is recognized after the professional or consulting service has been provided. In order to maximize the Company’s cash flows, revenue from professional services is sometimes billed in advance of project completion. In such cases, these invoices are recorded as deferred revenue.

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Long-Lived Assets
The Company reviews its fixed assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment is required to be performed by management at least annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

As of March 31, 2007, The Company’s management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

Business Combinations
In accordance with SFAS No. 141,  “Business Combinations,” the Company allocates the purchase price of acquired entities to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The Company engaged an independent third-party appraisal firm to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

Management makes estimates of fair values based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from revenues, customer relationships, key management and market position, assumptions about the period of time the acquired trade names will continue to be used in the Company's combined product portfolio, and discount rates used to establish fair value. These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Goodwill and Other Intangible Assets
The Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to an annual impairment test which has two steps to determine whether an asset impairment exists. The first step of the impairment test identifies potential impairment by comparing the fair value with the carrying amount of the reporting unit, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any. Intangibles with indefinite useful lives are measured for impairment by the amount that the carrying value exceeds the estimated fair value of the intangible. The fair value is calculated using the income approach. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives. Any impairment is recorded at the date of determination.

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company’s policy provides for annual evaluation of goodwill on the first day of the fourth fiscal quarter and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's net carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the Company’s reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is potentially impaired and a second test would be performed to measure the amount of impairment loss, if any.

The changes in the carrying amount of goodwill for the year ended March 31, 2007 are as follows:

Balance, April 1, 2006	$-
Goodwill acquired	260,000

Balance, March 31, 2007	$260,000

Beneficial Conversion Feature
The convertible feature of one of the Company’s convertible notes provided for a rate of conversion that was below market value (see Note 5). Such feature is normally characterized as a “beneficial conversion feature” (“BCF”).  Pursuant to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments”, the estimated relative fair value of the BCF was recorded as a discount from the face amount of the convertible note. The Company amortized the discount using the effective interest method through the conversion of such instrument.

Income Taxes
The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. The Company also determines its tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company records estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated.

Stock-Based Compensation
As of March 31, 2007, the Company has not issued any share-based payments to its employees.

In December 2004, the FASB issued SFAS No. 123 (revised 2004),”Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of this statement were adopted by the Company as of April 1, 2006.

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

SFAS No. 123(R) requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123(R) also establishes accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. The Company adopted SFAS No. 123(R) using the modified prospective application. Under the modified prospective application, the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date are recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123.

The adoption of SFAS No. 123(R)’s fair value method will have a negative impact on the Company’s results of operations if the Company grants share-based payments to its employees in the future, although it will have no impact on its overall financial position. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. The requirement will reduce net operating cash flows and increase net financing cash flows in periods of adoption.

Basic and Diluted Loss per Common Share
Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period.  During the years ended March 31, 2007 and 2006, the Company did not have any potentially dilutive securities and no common stock equivalents were considered in the calculation of the weighted average number of shares outstanding because they would be anti-dilutive.

Recent Accounting Pronouncements
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This pronouncement recommends a recognition threshold and measurement process for recording in the consolidated financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for the Company beginning April 1, 2007. The Company is in the process of evaluating the effect, if any, the adoption of FIN No. 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,”  to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in accounting principals generally accepted in the United States of America that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” at initial recognition and in all subsequent periods.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company is currently evaluating the effect of adopting SFAS No. 157 on its consolidated financial statements.

On February 15, 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115,” SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: ( a ) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; ( b ) is irrevocable (unless a new election date occurs); and ( c ) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” The adoption of this pronouncement is not expected to have material effect on the Company’s consolidated financial statements .

Risks and Uncertainties
The Company's operations are subject to new innovations in product design and function. Significant technological changes can have an adverse effect on the Company's future operating results. Design and development of new marketing strategies are important elements to achieve profitability in the Company's industries.

NOTE 2 - ACQUISITION

On April 5, 2006, the Company, through its wholly-owned subsidiary SpeedFactory, the Company acquired all of the assets of Synkronus excluding cash, pursuant to an asset purchase agreement dated March 29, 2006 between SpeedFactory and Synkronus. The assets acquired by SpeedFactory comprise Synkronus's Internet service and connectivity business operated by Synkronus under the name "SpeedFactory."

The Company paid $1,500,000 in cash for the assets at closing. SpeedFactory did not assume any pre-closing liabilities from Synkronus. The amount of $1,200,000 was delivered to the seller on April 7, 2006 and the closing documents were released from escrow on that date. The amount of $300,000 was delivered to escrow on April 7, 2006, pending resolution of certain elements of the transaction, which were resolved in May 2007.  There were no acquisition related expenses incurred.  The closing was effective as of April 5, 2006.

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - ACQUISITION, continued
NextPhase borrowed $1,500,000 to fund the purchase price from a private lender (see Note 7). This borrowing was secured by substantially all the assets of the Company.

The acquisition of Synkronus was accounted for using the purchase method in accordance with SFAS No. 141. The results of operations for Synkronus have been included in the consolidated Statements of Operations since the date of acquisition.

In accordance with SFAS No. 141, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The fair value of the assets acquired was based on management's best estimates and independent third party appraisal. The Company has made an allocation of the purchase price to the Synkronus assets at estimated fair values.  The purchase price was allocated to the fair value of assets acquired as follows:

	Amount	Estimated Lives
Computers and related equipment	$100,000	3 years
Customer lists	980,000	5 years
Trademarks	100,000	indefinite
Supply contracts	60,000	5 years
Goodwill	260,000	indefinite
	$1,500,000

The trademarks are deemed to have an indefinite life and, accordingly, are not being amortized, but will be subject to periodic impairment testing at future periods in accordance with SFAS No. 142. The customer lists and supply contracts will be amortized based on estimated weighted cash flows over their lives. Amortization expense for the year ended March 31, 2007 was $208,000.

Acquired amortizable intangible assets consist of the following as of March 31, 2007:

	Estimated Useful Life	Gross Carrying	Accumulated	Net Carrying
	(Years)	Amount	Amortization	Amount

Computers and equipment	Three	100,000	(33,333)	66,667
Customer list	Five	980,000	(196,000)	784,000
Supply agreement	Five	60,000	(12,000)	48,000

Total other intangible assets		$1,140,000	$(241,333)	$898,667

Amortization of other intangible assets was $241,333 during 2007.

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - ACQUISITION, continued

The estimated amortization expense for the next five years is as follows:

Years Ending March 31,

2008	$241,000
2009	241,000
2010	208,000
2011	208,000
$898,000

The following combined proforma historical results as if Synkronus had been acquired at the beginning of the period indicated are estimated below.  There is no proforma for fiscal 2007 due to the proximity of the acquisition date to the beginning of the Company’s fiscal year.

Year Ended
March 31,
2006

Total Revenues	$2,481,846
Net Loss	$(1,662,489)

Pro forma
Loss per share	(0.08)

NOTE 3 - RELATED PARTY TRANSACTIONS

For the Year Ended March 31, 2006

A director of the Company purchased 200,000 shares of common stock at a price of $0.50 per share for a total cost of $100,000.

The Company issued 560,000 shares of common stock to an officer of the Company pursuant to the terms of an asset acquisition which had been completed during the year ended March 31, 2005.

The Company received a loan in the amount of $25,000 from a Company director.  This loan was fully paid during the year ended March 31, 2006.

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The Company issued 423,846 shares of common stock to its Chief Executive Officer in lieu of $105,962 of salary, and a total of 400,000 shares valued at $177,000 to Digitis, Inc., a Company controlled by NextPhase’s Chief Executive Officer, as a bonus.  The Company also granted a bonus of 750,000 shares valued at $105,000 for services performed during the period ended March 31, 2006. These shares were issued in June 2007.  The Company also issued 120,000 shares in April 2006 valued at $30,000 for services performed during the year ended March 31, 2005.

The Company issued 413,860 shares of common stock to its Chairman in lieu of $103,465 of salary, and a total of 200,000 shares of common stock valued at $50,000 as a bonus.  The Company also granted a bonus of 150,000 shares valued at $22,500 for services performed during the period ended March 31, 2006. These shares were issued in 2007.  The Company also agreed to issue 120,000 shares valued at $30,000 for services performed during the year ended March 31, 2005.

The Company issued 333,138 shares of common stock to its Vice President – Sales and Marketing in lieu of $83,285 salary, and 325,000 shares of common stock valued at $70,000 as a bonus.  The Company also issued a total of 120,000 shares valued at $30,000 in lieu of salary.

A convertible note payable in the amount of $30,000 was assigned by the original maker of the note to the Company’s Chairman, and the Company is now indebted to its Chairman in the amount of $30,000 plus accrued interest (see Note 5).

For the Year Ended March 31, 2007

The following is a summary of debt and equity transactions entered into with related parties, for detailed discussions of debt and equity transactions, see Notes 5 and 6, respectively.

The Company issued an aggregate of 2,100,769 shares of common stock valued at $249,231 to its chief executive officer for services totaling $114,231 and $135,000 provided during the years ended March 31, 2007 and 2006, respectively.

The Company issued an aggregate 1,500,769 shares of common stock valued at $165,231 (based on the estimated fair value at the respective measurement dates) to its former chairman for services totaling $114,231 and $51,000 provided during the years ended March 31, 2007 and 2006,  respectively.

The Company issued 2,400,000 shares of its common stock valued at $212,400 (based on the estimated fair value on the measurement date) to its chairman for services provided during the year ended March 31, 2007.

The Company issued an aggregate of 156,923 shares of common stock valued at $41,077 (based on the estimated fair value at the respective measurement dates) to a director for services totaling $8,877 and $33,000 provided during the years ended March 31, 2007 and 2006, respectively.

The Company issued an aggregate of 305,000 shares of common stock valued at $65,000 (based on the estimated fair value on the respective measurement dates) to a former officer for services totaling $35,000 and $30,000 provided during  the years ended March 31, 2007 and 2006, respectively.

A payment of $13,000 was made on a convertible note payable to the Company’s former chairman leaving a balance due of $17,000 at March 31, 2007 (see Note 5).

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY AND EQUIPMENT

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

At March 31, 2007, there were ten towers in operation.  The estimated   useful life of the towers is approximately ten years. The Company begins to depreciate the cost of each tower when the tower is placed into service.

Property and equipment are recorded at cost.

Property and equipment at March 31, 2007:	Estimated
	Useful Life	Balance

Telecommunications equipment	3 years	$156,260
Communication towers	10 years	122,326
Computer equipment	3 years	142,304
Automotive equipment	5 years	58,067
Furniture and fixtures	5 years	23,291
Leasehold improvements	Lease	7,176
Total property and equipment		$509,424
Less: accumulated depreciation		(214,413)
Net property and equipment		$295,011

Depreciation expense for the years ended March 31, 2007 and 2006 was $129,715 and $70,248, respectively.

Property acquired under capital leases was follows:

March 31,	2007	2006
Furniture	13,291	$13,291
Less: accumulated depreciation	(1,993)	(665)
Net Furniture Under Capital Leases	$11,298	$12,626

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES PAYABLE AND CAPITAL LEASE

At March 31, 2007 notes payable and capital leases consisted of the following:
	Total	Current	Long-Term

Secured convertible note payable, interest at 6%, due April 2008	$2,300,000	-	$2,300,000
Less discount	(35,090)	-	(35,090)
Convertible notes, interest at 7%, due between December 2007 and March 2008	390,000	390,000	-
Convertible note, interest at 6%, due April 2007	17,000	17,000	-
Convertible note, interest at 7%, due June 2007	46,000	46,000	-
Automobile loan, interest at 5.9%, $924 monthly, due May 2011	40,903	8,963	31,940
	2,758,813	461,963	2,296,850
Capital lease, imputed interest at 8.17%, $360 per month due April 2009	8,145	3,570	4,575
	$2,766,958	$465,533	$2,301,425

Advance payable on demand, interest at 9%	$100,000	$100,000	$-

For the year ended March 31, future minimum payments are as follows:
	2008	$565,533
	2009	2,313,331
	2010	10,832
	2011	10,693
	2012	1,659
		$2,902,048

The convertible note payable in the amount of $2,300,000 is dated March 31, 2006 and is fully secured by all the assets of the Company. It was deemed effective at the date upon when the cash was received by Synkronus on behalf of the Company, or April 7, 2006. The note bears interest at the rate of 6% per annum, and is due in full on April 1, 2008. Upon maturity, the note and accrued interest are convertible into common stock of the Company at the lower of the fair market value of the Company's common stock at the date of conversion or $0.33 per share. The minimum price at which the note and accrued interest may convert is $0.15 per share. The Company determined the value of the embedded beneficial conversion feature of this note payable at the time of issuance to be $69,697, which is considered a discount to the note. The Company is amortizing the discount over the life of the note and charged $34,607 to interest expense during the year ended March 31, 2007.  During the year ended March 31, 2007, the Company paid interest in the amount of $103,500 by issuance of 904,272 shares of common stock.

During the year ended March 31, 2007, the Company issued 11 convertible notes totaling $390,000, with an interest rate of 7%, and all maturing in one year from the date of issuance. The maturity dates of the notes are between December 2007 and March 2008. As a stipulation, when the Company’s common stock reaches $0.20 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert into common stock of the Company at a rate of $0.15 per share. In accordance with the convertible notes payable agreements, if the notes were convertible as of March 31, 2007, the Company would have recorded a debt discount related to the beneficial conversion features of approximately $97,000.

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES PAYABLE AND CAPITAL LEASES, continued

The convertible note payable in the amount of $30,000 dated March 16, 2006 and was assigned to the former chairman. The note bears interest at the rate of 6% per annum, and was due in full on April 1, 2007. Upon maturity, the note and accrued interest were convertible into common stock of the Company at the lower of the fair market value of the Company's common stock at the date of conversion or $0.32 per share. The minimum price at which the note and accrued interest was to convert was $0.15 per share. The Company determined the value of the embedded conversion feature to be $0.  The Company paid $13,000 on the note, reducing the principal balance to $17,000 at March 31, 2007 and the balance was cancelled as part of a settlement agreement on June 28, 2007 (see Note 11).

The Company issued a convertible note payable in the amount of $61,000 dated June 9, 2006. The note was reduced by payments to $46,000 as of March 31, 2007. The note bore interest at the rate of 6% per annum, and was due in full on June 9, 2007. Upon maturity, the note and accrued interest were convertible into common stock of the Company at the lower of the fair market value of the Company's common stock at the date of conversion or $0.33 per share. The minimum price at which the note and accrued interest was to convert was $0.15 per share. The note was cancelled as part of a settlement agreement on June 28, 2007 (see Note 11).

The Company received an advance payable, due on demand in the amount of $100,000 with interest at 9% per annum.

The Company issued a note payable in the amount of $50,650 for an auto loan. This note is dated June 14, 2006, and is payable in 60 equal monthly installments of $924. This note bears interest at the rate of 5.9% per annum, and is guaranteed by the Company's former chairman.  The balance at March 31, 2007 was $40,903.

The Company has a capital lease in the amount of $8,145 with an imputed interest rate of 8.17%, for furniture located the Company's corporate office. Minimum monthly payments are $360 maturing in April 2009.

NOTE 6 – EQUITY

The Company is authorized 200,000,000 shares of common stock with $0.001 par value.

Common Stock
For the year ended March 31, 2006:

The Company sold 890,000 shares of common stock for $445,000 cash.

The Company issued 1,120,000 shares of common stock which were subscribed during the year ended March 31, 2005 for $280,000 cash.

The Company charged to additional paid-in capital the amount of $20,000 representing the discount on convertible debt attributed to embedded beneficial conversion features.

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – EQUITY, continued

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

For the year ended March 31, 2007:

The Company issued 5,123,461 shares of common stock to officers and directors for services performed during the year ended March 31, 2007 valued at $483,939 (based on the estimated fair value at the measurement dates).

The Company issued 294,027 shares of common stock to consultants for services performed in during the year ended March 31, 2007 valued at $41,689 (based on the estimated fair value of the respective measurement dates).

The Company issued 1,340,000 shares of common stock to officers and directors for services performed during the year ended March 31, 2006, which were included in accrued expenses at March 31, 2006, valued at $249,000 (based on the estimated fair value at the respective measurement dates).

The Company issued 146,230 shares of common stock to consultants for services performed during the year ended March 31, 2006, which were included in accrued expenses at March 31, 2006, valued at $31,558 (based on the estimated fair value of the respective measurement dates).

The Company issued an aggregate of 904,272 shares of common stock for payment of interest totaling $103,500 (based on the estimated fair value at the respective measurement dates).

The Company issued 125,461 shares of common stock for payment of accounts payable accrued at March 31, 2006 in the amount of $37,638 (based on the estimated fair value at the measurement date).

The Company issued 40,000 shares of common stock pursuant to a settlement agreement in the amount of $20,000 (based on the estimated fair value at the measurement date).

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – EQUITY, continued

The Company issued 50,000 shares of common stock valued at $25,000 for subscriptions payable (based on the estimated fair value at the measurement date).

The Company cancelled 120,625 shares of common stock issued by the Company during the year ended March 31, 2005 pursuant to a stock purchase agreement. Upon cancellation, the Company credited additional paid-in capital with the par value of these shares, or $121.

The Company received 1,000,000 shares of common stock, previously issued, valued at $250,000 (based on the estimated fair value at the measurement date) pursuant to terms of a legal settlement from a prior period.

The Company purchased 90,180 shares of common stock for $9,979 which is being retired as treasury stock.

The Company charged to operations the amount of $89,335 of deferred compensation during the year ended March 31, 2007, which includes $58,957 related to a warrant (see below).

Preferred Stock
The Company is authorized to issue 20,000,000 shares of preferred stock with $0.001 par value per share. As of March 31, 2007 and 2006, the Company did not issue any preferred shares.

Warrants
The Company issued a fully vested warrant to purchase 350,000 shares of common stock at a price of $0.30 during the year ended March 31, 2006 for consulting services to be provided through January 19, 2007.  The Company valued these warrants using the Black-Scholes valuation mode, (risk free interest rate 4.75%, volatility 154% and estimated life of 3 years) and charged $71,256 to deferred compensation upon grant.  $58,957 and $12,299 of this amount was amortized to operations during the year ended March 31, 2007 and 2006, respectively.

There were no warrants issued, exercised or cancelled/expired during the year ended March 31, 2007.

NOTE 7 – INCOME TAXES

At March 31, 2007, the Company has available for federal and state income tax purposes a net operating loss carryforwards of approximately $8,500,000, expiring through the year 2025, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Also, due to a change in the control after the reverse acquisition of NTI by NextPhase, the Company’s past accumulated losses to be carried forward may be limited.

Pursuant to Internal Revenue Code Sections 382 and 383, the use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.  The annual limitation may result in the expiration of net operating losses and credits before utilization.

Deferred tax assets consist primarily of the tax effect of net operating loss carryforwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding realizability.  The valuation allowance increased approximately $748,000 and $578,000 during the years ended March 31, 2007 and 2006 respectively.

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES, continued

Components of deferred tax assets as of March 31, 2007 are as follows:

Non-current:
Net operating loss carry forward	$2,788,000

Valuation allowance	(2,788,000)
Net deferred asset	$-

NOTE 8 - LEGAL SETTLEMENTS

During the years ended March 31, 2007 and 2006, the Company entered into various settlement agreements with regard to legal disputes. Pursuant to the terms of these settlement agreements, the company recorded other income (expense) in the aggregate amount of ($318,957) and $1,115,500, respectively, comprised of the following:

	2006
	Shares	Value

Common stock of the Company received for cancellation	2,895,000	$723,750
Common stock of the Company to be received for cancellation; recorded to stock cancellation receivable at March 31, 2006 and returned in 2007	1,000,000	250,000
Shares of Nathaniel Energy Corp. stock received	3,000,000	198,000
Cash, net	-	(56,250)

Total legal settlement income	-	$1,115,500

In May 2007, the Company entered into a settlement agreement with a former employee and officer in which the Company agreed to pay approximately $170,000 and agreed to issue 560,000 shares of common stock, valued at $78,400 (estimated fair value based on the measurement date).  The Company has accrued such amounts in the accompanying consolidated balance sheet (see Note 11).

In May 2007, the Company entered into a settlement agreement with former shareholders in which the Company agreed to pay approximately $24,000.  The Company has accrued such amount in the accompanying consolidated balance sheet.

In May 2007, the Company entered into a settlement agreement with a vendor in which the Company agreed to pay approximately $45,000.  The Company has accrued such amount in the accompanying consolidated balance sheet.

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company leases its offices in California and Georgia, including roof top rentals for towers and equipment under non-cancellable operating leases with monthly payments ranging of $16,138 to $16,225 and expiring through October 2009.  Commitments for minimum rentals under non-cancelable leases at March 31, 2007 are as follows:

For the Years March 31,	Operating Leases
2008	$180,000
2009	110,000
2010	19,000
Total Minimum Lease Payments	$309,000

For the years ended March 31, 2007 and 2006, rental expense was $193,003 and $143,069, respectively.

Capital Leases
The Company is a lessee for certain property and equipment under capital lease obligations that expire in April 2009. Terms of the leases call for monthly payments of $360 and an imputed interest rate of 8.17%. The assets and liabilities under the capital lease obligations are recorded at lease inception at the present value on the minimum lease payments.  The assets are depreciated over their estimated useful lives.  Future minimum payments under non-cancellable capital leases at March 31, 2007 are as follows:

For the Years March 31,	Capital Leases
2008	$4,320
2009	4,320
2010	360
Total Minimum Lease Payments	9,000
Less: Amounts representing interest	(855)
Present value of future lease payments	$8,145

Employment and Consulting Agreements
The Company has employment agreements with the Company’s officers and certain employees. These employment agreements provide for salaries and benefits, including stock grants and extend up to three years. In addition to salary and benefit provisions, the agreements include defined commitments should the employer terminate the employee with or without cause. As of March 31, 2007, the employment agreements require aggregate payments of approximately $370,000, $500,000 and $416,667 for the years ending March 31, 2009 and 2010, respectively.

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES, continued

Litigation
The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes at March 31, 2007, after considering the subsequent settlments discussed in Note 8, that the final disposition of such remaining matters will not have material adverse effect on its financial position, results of operations or liquidity.

Short-Swing Profit
The Company's former chairman realized a short-swing profit in the amount of $4,251 by trading in the Company's stock. This amount was remitted by the former chairman to the Company in April 2006. The Company is unable to predict the extent of its ultimate liability with respect to any and all future securities matters. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company's financial condition and operating results.

Other Contingent Obligations
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sales and/or license of Company products; (ii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company; (iii) indemnities involving the accuracy of representations and warranties in certain contracts; (iv) indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Nevada; and (v) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises. The duration of these indemnities, commitments and guarantees varies and, in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these indemnities, commitments and guarantees in the accompanying consolidated balance sheet.

NOTE 10 - MAJOR CUSTOMERS

For the year ended March 31, 2006:

Revenue from two major customers approximated $229,163 or 36% of revenues. Total accounts receivable of $159,265 or 80% of total accounts receivable was due from these two customers as of March 31, 2006

Purchases from two major suppliers approximated $222,867 or 43% of purchases.  Total accounts payable of $169,222 or 19% of total accounts payable was due to these two suppliers as of March 31, 2006.

For the year ended March 31, 2007:

No individual customer accounted for more than 10% of revenue or 10% of accounts receivable.

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SUBSEQUENT EVENTS

In April, June and July 2007, the Company issued convertible notes totaling $200,000, with interest at 7%, and all due in one year from the date of issuance.  When the Company’s common stock reaches $0.20 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert into common stock of the Company at a rate of $0.15 per share.

In May 2007, the Company issued 333,000 shares of its common stock valued a $29,700 for consulting services rendered in the year ended March 31, 2007 and previously recorded in accrued liabilities.

The Company settled a lawsuit with a former employee and officer in May 2007 for $175,920, which was recorded in accounts payable as of March 31, 2007 and 560,000 shares of its common stock valued at $78,400 which were issued in June 2007 and recorded in accrued liabilities as of March 31,2007

On June 11, 2007, the Company entered into an agreement with United Capital Group, Inc. for consulting services.  In connection with the agreement the Company agreed to issue one million shares of the Company’s common stock valued at $130,000.

On July 1, 2007, the Company entered into a one year agreement with Elite Financial Communications Group, Inc, LLC for market relations support. In connection with the agreement the Company granted options to purchase common stock of the Company at prices ranging from $0.20 to $0.35 per share, the value of which was $32,000.

In June 2007, the Company’s and its former chairman, entered into a settlement agreement whereby the former chairman forgave notes payable, accrued interest advances and accrued expenses in the aggregate amount of $95,141, which was record as a gain on extinguishment.

The Company has entered into letters of intent to purchase Interactive Network Services Inc. and DSL Express.  The agreements provide for the purchase of the fixed operating assets and customer base and are expected to close in quarter ended September 30, 2007.