Form 10QSB
period 2007-06-30
NEXTPHASE WIRELESS, INC.
filed 2007-08-20
CIK 1003933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

________________________

FORM 10-QSB
________________________

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS.

Check whether registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: There are 33,484,372 shares of common stock outstanding as of August 10, 2007.
Transitional Small Business Disclosure Format (check one) Yes ☐  No ☒

NEXTPHASE WIRELESS, INC.

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending June 30, 2007

EXPLANATORY NOTE

The interim consolidated financial statements included in this Quarterly Report on Form 10-QSB as of June 30, 2007 and for the three and six months ended June 30, 2007 were not reviewed by the Company’s independent registered public accounting firm as required under Statement of Auditing Standards No. 100 pursuant to Item 310(b) of the Securities and Exchange Commission’s Regulation S-B.  As of the date of this filing, the Company’s independent registered public accounting firm is still in the process of their review of the interim financial information included herein.

PART I. FINANCIAL INFORMATION

NextPhase Wireless, Inc.
Condensed Consolidated Balance Sheet
(Unaudited)

June 30,
2007
ASSETS
Current assets:
Cash	$6,960
Accounts receivable	88,350
Other current assets	39,403
Total current assets	134,713

Property and equipment -net	287,250
Customer lists - net	735,000
Trademarks	100,000
Supply contracts -net	45,000
Goodwill	260,000
Deposits	8,636
Total assets	$1,570,599

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,350,813
Accrued expenses	139,711
Deferred revenue	60,000
Cash advance payable	100,000
Notes payable and capital leases, current portion	2,826,287
Total current liabilities	4,476,811

Notes payable and capital leases, net of current portion	33,265
Total liabilities	4,510,076

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 20,000,000 shares
authorized; no shares issued and outstanding
Common stock, $0.001 par value, 200,000,000 shares
authorized; 31,838,955 issued and outstanding	31,839
Additional paid-in capital	6,167,213
Accumulated deficit	(9,138,529)
Total stockholders' deficit	(2,939,477)
Total liabilities and stockholders' deficit	$1,570,599

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NextPhase Wireless, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Quarter Ended June 30,
	2007	2006

Revenue	$480,989	$521,278

Cost of revenue	236,920	310,276

Gross profit	244,069	211,002

Operating expenses:
Selling, general and administrative	551,034	490,196
Stock-based compensation	130,000	100,199
Depreciation and amortization	86,171	65,769
Total operating expenses	767,205	656,164
Operating loss	(523,136)	(445,162)

Other income (expense):
Legal settlements- net	74,069	-
Interest expense	(57,752)	(57,934)
Other	-	4,250
Total other income (expense)	16,317	(53,684)

Loss before income taxes	(506,819)	(498,846)

Provision for income taxes	-	-

Net loss	$(506,819)	$(498,846)

Basic and diluted net loss per share	$(0.02)	$(0.02)

Weighted average shares outstanding	30,503,995	23,955,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NextPhase Wireless, Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	For the Three Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(506,819)	$(498,846)
Adjustments to reconcile net loss to net
cash used in operating activities:
Forgiveness of notes payables, accrued interest and accrued expenses	(96,291)
Issuance of common stock for services	130,000	100,199
Amortization of discount on notes payable	8,844	8,075
Interest expense	-	49,859
Depreciation and amortization	86,171	65,769
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	27,804	139,995
Other current assets	-	367
Other receivables	-	(91,891)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	183,228	84,959
Deferred revenue	(18,000)	43,749
Net cash used in operating activities	(185,063)	(97,765)
Cash flows from investing activities:
Purchase of furniture and equipment	(26,410)	(14,554)
Net cash used in investing activities	(26,410)	(14,554)
Cash flows from financing activities:		0
Proceeds from notes payable	150,000	61,000
Proceeds from cash advances payable	-	100,000
Principal payments on notes payable and capital leases	(3,250)	(10,915)
Proceeds from sale of common stock	-
Net cash provided by financing activities	146,750	150,085

Change in cash	(64,723)	37,766
Cash at beginning of period	71,683	35,847
Cash and at end of period	$6,960	$73,613

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$-	$519
Income taxes	$-	$-
Non-cash investing and financing transactions:
Issuance of previously subscribed common stock	$-	$25,000
Cancellation of stock from legal settlements	$-	$250,000
Cancellation of stock originally issued in reverse merger	$-	$121
Beneficial conversion feature of notes payable	$-	$69,697
Acquisition of equipment under capital lease agreements and notes payable	$-	$50,650
Amortization of deferred compensation	$-	$26,142
Common stock issued for services and legal settlement	$-	$20,000
Common stock issued for accounts payable and accrued expenses	$108,100	$37,639
Note payable issued in connection with acquisition	$-	$1,500,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXTPHASE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 1-NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
NextPhase Wireless, Inc. (“NextPhase” or the “Company”) was incorporated on August 28, 1995 in Nevada under the name of Professional Mining Consultants, Inc.

On August 3, 2004, NextPhase  consummated  a share  exchange in which it issued 12,943,000  shares  of  common  stock,  or  approximately  76% of it's outstanding  common stock, to the shareholders of NextPhase  Technologies,  Inc. ("NTI")  in  exchange  for all of the shares of NTI.  As a result, NTI became a wholly owned subsidiary of NextPhase.  NTI was formed on September 14, 2000. For accounting purposes, this transaction is considered a "reverse merger,” and the historical financial statements of NextPhase reflect the operations of NTI.  Effective on the merger date, all financial activity became generated by NextPhase and NTI became an inactive subsidiary.  On January 21, 2005 the Company changed its name to NextPhase Wireless, Inc.

Effective April 5, 2006, through its wholly-owned subsidiary SpeedFactory, Inc. (“SpeedFactory”), NextPhase acquired the Internet service and connectivity business assets previously operated by Synkronus, Inc. (“Synkronus”) under the name "SpeedFactory." Management's plans are discussed further in the Going Concern portion of Note 1.

Prior to the acquisition of SpeedFactory, NextPhase had a limited operating history with revenue-generating products and services only recently entering the market.

With the acquisition of SpeedFactory, NextPhase enhanced its position as a nationwide provider of scalable, reliable and cost effective connectivity solutions, expanding its portfolio of products and services to include DSL, T1s, co-location and web hosting. NextPhase continues to extend its wireless “footprint” in Southern California, through a combination of organic growth and acquisition, NextPhase has continued to add small to medium business subscribers, small office/home office (SOHO) subscribers, and residential subscribers in underserved markets to its network.

Interim Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. These principles are consistent in all material respects with those applied in the Company's consolidated financial statements contained in the Company's annual report on Form 10-KSB for the year ended March 31, 2007, and pursuant to the instructions to Form 10-QSB and Item 310(b) of Regulation S-B promulgated by the United States Securities and Exchange Commission ("SEC"). Interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are of a normal recurring nature, including the elimination of intercompany accounts) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Company's annual report on Form 10-KSB for the year ended March 31, 2007.

Reclassification
Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no effect on reported loss.

Basis of Presentation
The accompanying consolidated financial statements include the accounts of NextPhase and its wholly-owned subsidiaries NTI, a California corporation formed on September 14, 2000, and SpeedFactory, a Nevada corporation formed on March 14, 2006. The term "Company" refers to NextPhase, NTI, and SpeedFactory collectively. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company conducts its operations from its office located in Anaheim, California and the SpeedFactory location in Marietta, Georgia.

The condensed consolidated financial statements presented include only the accounts of NTI, from its inception (September 14, 2000) through June 30, 2007, of NextPhase from August 3, 2004 through June 30, 2007, and of SpeedFactory from April 6, 2006 (date of acquisition) through June 30, 2007.

NEXTPHASE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 1-NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Going Concern and Management’s Plan
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. While the Company now has an established source of revenue, it has experienced net operating losses of $9,138,529 since inception.

The Company has a working capital deficit of $4,342,098 at June 30, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

In the three months ended June 30, 2007, the Company executed short-term notes for $150,000. In July 2007, the Company issued convertible notes totaling $260,000 with interest at 7%, and all due in one year from the date of issuance.  In addition, the Company received a $275,000 advance from its secured note holder in July 2007 to assist in the acquisition of Interactive Network Services, Inc. (“INS”) which was finalized on July 22, 2007.

The Company has developed a plan to integrate additional Internet Service Providers (“ISPs”) in a scalable roll-up strategy.  The Company will acquire only profitable operations, both wireless and landline based, which are synergistic to the Company’s current operations in California and Georgia. The Company acquired the business of INS in July 2007 and has entered into a letter of intent to acquire another company whose acquisitions will greatly reduce the negative cash flow on a monthly basis. The Company expects the second acquisition to be completed in early fall 2007. Under its plans, management expects to generate positive operating cash flow during the fourth calendar quarter of 2007. There is no assurance that management will achieve its plan. There is further no assurance that the proceeds from operating cash flows or future financings will be sufficient to obtain profitable operations.

The Company anticipates its current cash reserves, plus its expected generation of cash from existing operations, will only be sufficient to fund its anticipated operations through the second quarter of fiscal 2008. Consequently, the Company will need to raise additional debt and/or equity capital in order to finance its business plan and needs for working capital. Such financing(s), if available, may increase the risk of the Company not being able to service its debt obligations, and/or cause dilution to existing equity holders. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

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

NEXTPHASE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 1-NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

SAB No. 104 incorporates Emerging Issues Task Force (“EITF”) Issue No.00-21 ("EITF No. 00-21"), “Deliverable Revenue Arrangements.” EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF No. 00-21 on the Company's condensed consolidated financial position and results of operations was not significant.

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

NEXTPHASE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

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

NEXTPHASE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 1-NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Basic and Diluted Loss per Common Share
Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period.  During the three months ended June 30, 2007 and 2006, the Company did not have any potentially dilutive securities and no common stock equivalents were considered in the calculation of the weighted average number of shares outstanding because they would be anti-dilutive.

NOTE 2 - ACQUISITION

On April 5, 2006, the Company, through its wholly-owned subsidiary SpeedFactory,  acquired all of the assets of Synkronus excluding cash, pursuant to an asset purchase agreement dated March 29, 2006 between SpeedFactory and Synkronus. The assets acquired by SpeedFactory comprise Synkronus's Internet service and connectivity business operated by Synkronus under the name "SpeedFactory."

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

NextPhase borrowed $1,500,000 to fund the purchase price from a private lender (see Note 4). This borrowing was secured by substantially all the assets of the Company.

The acquisition of Synkronus was accounted for using the purchase method in accordance with SFAS No. 141. The results of operations for Synkronus have been included in the condensed consolidated Statements of Operations since the date of acquisition.

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
	$1,500,000

The trademarks are deemed to have an indefinite life and, accordingly, are not being amortized, but will be subject to periodic impairment testing at future periods in accordance with SFAS No. 142. The customer lists and supply contracts will be amortized based on estimated weighted cash flows over their lives. Amortization expense for the three months ended June 30, 2007 and 2006 was $52,000 and $69,000, respectively.

NEXTPHASE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

For the Three Months Ended June 30, 2006

The Company made principal payments in the amount of $9,100 on a note payable to an ex-Company  officer.  Principal in the amount of $0 remained outstanding under this note at June 30, 2006.

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

For the Three Months Ended June 30, 2007

In June 2007, the Company’s and its former chairman, entered into a settlement agreement whereby the former chairman forgave notes payable, accrued interest advances and accrued expenses in the aggregate amount of $96,291, which was recorded in legal settlements in the accompanying condensed consolidated statements of operations.

NEXTPHASE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
 (Unaudited)

NOTE 4 – NOTES PAYABLE AND CAPITAL LEASE

At June 30, 2007 notes payable and capital leases consisted of the following:
	Total	Current	Long-Term
Secured convertible note payable, interest at 6%, due April 2008	$2,300,000	$2,300,000	$-
Less discount	(26,246)	(26,246)	-
Convertible notes, interest at 7%, due between December 2007 and June 2008	540,000	540,000	-
Automobile loan, interest at 5.9%, $924 monthly, due May 2011	38,733	8,963	29,770
	2,852,487	2,822,717	29,770
Capital lease, $360 per month due April 2009	7,065	3,570	3,495
	$2,859,552	$2,826,287	$33,265

Advance payable on demand, interest at 9%	$100,000	$100,000	$-

The convertible note payable in the amount of $2,300,000 is dated March 31, 2006 and is fully secured by all the assets of the Company. It was deemed effective at the date upon when the cash was received by Synkronus on behalf of the Company, or April 7, 2006. The note bears interest at the rate of 6% per annum, and is due in full on April 1, 2008. Upon maturity, the note and accrued interest are convertible into common stock of the Company at the lower of the fair market value of the Company's common stock at the date of conversion or $0.33 per share. The minimum price at which the note and accrued interest may convert is $0.15 per share. The Company determined the value of the embedded beneficial conversion feature of this note payable at the time of issuance to be $69,697, which is considered a discount to the note. The Company is amortizing the discount over the life of the note and charged $8,844 and $8,075 to interest expense for the three months ended June 30, 2007 and 2006, respectively.

During the year ended March 31, 2007, the Company issued 11 convertible notes totaling $390,000, with an interest rate of 7%, and all maturing in one year from the date of issuance. The maturity dates of the notes are between December 2007 and March 2008. As a stipulation, when the Company’s common stock reaches $0.20 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert into common stock of the Company at a rate of $0.15 per share. In accordance with the convertible notes payable agreements, if the notes were convertible as of June 30, 2007, the Company would have recorded a debt discount related to the beneficial conversion features of approximately $97,000.

During the three months ended June 30, 2007, the Company issued 2 convertible notes totaling $150,000, with an interest rate of 7%, and all maturing in one year from the date of issuance with a stipulation when the Company’s common stock reaches $0.30 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert into common stock of the Company at a rate of $0.15 per share. If the notes were convertible at June 30, 2007, the Company would have recorded a debt discount of $75.000.  If the stock does not reach $0.30 or above for ten consective days,the notes are not convertible.

In June 2007, the Company’s and its former chairman, entered into a settlement agreement whereby the former chairman forgave notes payable in the amount of $63,000 and, accrued interest advances and accrued expenses in the aggregate amount of $33,291, which was record as a gain on extinguishment

NOTE 5 – EQUITY

Common Stock
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

NEXTPHASE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
 (Unaudited)

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

For the three months ended June 30, 2007 the Company issued 330,000 shares for payment of a consulting agreement in the amount of $29,700 which was recorded as an accrued liability at March 31, 2007; 560,000 shares for a settlement of a lawsuit in the amount of $78,400 and recorded as an accrued liability at March 31, 2007 and 1,000,000 shares valued at $130,000 for a consulting agreement entered into June 30, 2007.

There were no warrants issued, exercised or cancelled/expired during the three months ended June 30, 2007.
NOTE 6 – SUBSEQUENT EVENTS

In July 2007, the Company issued convertible notes totaling $210,000, with interest at 7%, and all due in one year from the date of issuance.  When the Company’s common stock reaches $0.30 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert into common stock of the Company at a rate of $0.15 per share.

On July 1, 2007, the Company entered into a one year agreement with Elite Financial Communications Group, Inc, LLC for market relations support. In connection with the agreement the Company granted options to purchase common stock of the Company at prices ranging from $0.20 to $0.35 per share, the value of which was $32,000.

On July 13, 2007, the Company issued a convertible promissory note for $85,920 for accrued liabilities of the same amount.  The note is due in one year with interest at 7% and is convertible at $0.15 per share into the Company’s common stock at the holder’s option.

On July 13, 2007, the Company issued a convertible promissory note for $75,000 for payment of accounts payable of $142,229.  The note is due in one year with interest at 7% and is convertible at $0.15 per share into the Company’s common stock at the holder’s option.

On July 18, 2007, the Company issued 645,417 shares of its common stock for payment of accrued interest at June 30, 2007 in the amount of $78,908.

On July 22, 2007, the Company completed the acquisition of the purchase of the business of Interactive Network Services Inc (“INS”), upon the execution on that date of an Asset Purchase Agreement (the “Asset Purchase Agreement”), by and between Interactive-III Acquisition Co., Inc. (“INS Acquisition Co.”), a Nevada corporation and wholly owned subsidiary of SpeedFactory, Inc., a Nevada corporation, a wholly owned subsidiary of the Company, and INS.  The Company paid $350,000 for the acquisition. The Company has not made an allocation of the purchase price. The Company was advanced $275,000 from its secured debt holder to complete the transaction.

On July 23, 2007, the Company entered into a consulting agreement with Nicholas J. Yocca for business advisory services for a one year period for the issuance of 1,000,000 shares of common stock valued at $170,000.

In July 2007, a previous legal settlement was adjusted by a stipulated judgment increasing agreement by $22, 223 for a total due of $67,223 which was recorded in accounts payable at June 30, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Management's Discussion and Analysis is intended to help shareholders and other readers understand the dynamics of NextPhase’s business and the key factors underlying its financial results. It explains trends in NextPhase's financial condition and results of operations for the three months ended June 30, 2007 compared with the operating results for the three months ended June 30, 2006.

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

Financial Statement Overview

Nature of Operations
NextPhase was incorporated on August 28, 1995 in Nevada under the name of Professional Mining Consultants, Inc.

Effective April 5, 2006, through its wholly-owned subsidiary SpeedFactory. NextPhase acquired the internet service and connectivity business assets previously operated by Synkronus. under the name "SpeedFactory". Management's plans are discussed further in the Going Concern portion of Note 1.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2007, revenue was $480,989 as compared with $521,278 with the same period in the previous year.  The reduction was due to no sales of products or consulting services in the three months ended June 30, 2007 as compared with $76,615 in the same period for the previous year.  Internet fees increased $42,960 or 9.6% for the three months ended June 30, 2007 as compared with the same period in the previous year.

Cost of revenue was $236,920 or 49.3% of revenue for the three months ended June 30, 2007, compared to $310,276 or 59.5% during the three months ended June 30, 2006. The 2006 results included a loss on product sales of $29,812 which increase the total cost of revenue. As a result, gross profit increased to $244,069 or 15.7% for the three months ended June 30, 2007 as compared with $211,022 for the same period in the previous year.

Selling, general, and administrative expenses were $551,034 for the three months ended June 30, 2007 as compared with $490,196 for the three months ended June 30, 2006, an increase of  $60,838 or approximately 12.4%. The increase was due to increased staffing for growth which resulted in increased salaries of $84,593 in the three months ended June 30, 2007.  This was offset by lower professional fees in the amount $17,576 due to $30,000 legal fees incurred in the three months ended June 30, 2006 for the acquisition of SpeedFactory.  As a result, selling, general and administrative expenses represented 114.6% of revenue for the three months ended June 30, 2007 versus 94% in the same period in 2006.  The Company’s expenses will begin to reduce as a percentage of revenues as the Company follows its acquisition strategy.

Stock-based compensation expense was $130,000 in the three months ended June 30, 2007 as compared with $100,199 in the same period in the previous year.

Depreciation expense for the three months ended June 30, 2007 and 2006 was $34,171 and $30,769, respectively. Amortization of the intangible assets acquired in the SpeedFactory acquisition was $52,000 and $69,000 for the three months ended June 30, 2007 and 2006.

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

The operating loss for the Company for the three months ended June 30, 2007 was $523,136 versus $445,162 for the same period in the prior year.  This was an increase of $ 77,973, of which $50,203 of the increase was for non cash items.  Legal settlement income was $74,069 during the three months ended June 30, 2007. The Company received a favorable settlement from its former chairman, which resulted in a gain in the amount of $96,291. This was partially offset by an increase in a previous settlement due to a stipulated judgment for $67,223 resulting in a charge of $22,223.   Net loss for the three months ended June 30, 2007 was $506,819 or $0.02 per shares as compared with a net loss of $498,846 or $0.02 per share for the three months ended June 30, 2006. Monthly operating cash losses are now approximately $75,000 per month.  Management expects this to continue to decline as the Company continues its acquisition strategy, with on closing in July and two additional companies in the 4th calendar quarter of 2007, two of which are expected to close in the quarter ended September 30, 2007.

Liquidity and Capital Resources

As of June 30, 2007, the Company had a cash balance of $$6,960 and the Company's accumulated deficit was $9,138,529. The Company had negative working capital of $4,342,098.  Total liabilities were $4,510,076 which included accounts payable of $1,350,813, accrued expenses of $139,711, deferred revenue of $60,000 and notes and advances payable of $2,959,552.  The Company’s cash operating loss for the three months ended June 30, 2007 was $306,965 and the Company currently is using $75,000 cash per month in operations.

The Company has developed a plan to integrate additional ISPs in a scalable roll-up strategy.  The Company will acquire only profitable operations, both wireless and land based, which are synergistic to the Company’s current operations. The Company has entered into letters of intent to acquire two companies which would greatly reduce the negative cash flow on a monthly basis. The Company completed the first acquisition in July 2007 and the additional companies are scheduled for early fall 2007. Under its plans, management expects to generate positive operating cash flow during the fourth quarter of calendar 2007. There is no assurance that management will achieve its plan. There is further no assurance that the proceeds from operating cash flows or future financings will be sufficient to obtain profitable operations. The acquisitions will be made by a cash purchase and there is no assurance that the Company will be able to raise the required capital through equity or debt offerings.

The accompanying condensed financial statements were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred losses from operations and negative cash flows from operating activities from inception and has a working capital deficiency as of June 30, 2007 of $4,476,811. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has continued to issue short-term convertible notes with $210,000 being issued in July and have an aggregate total of $750,000 which have a mandatory conversion at a rate of $0.15 per share when the Company’s stock price exceeds $0.20 to $0.30 per share or for a period of 10 consecutive days, at which time the principal and accrued interest due under the note will convert into common stock of the Company at for a ten-day period.  These notes would convert to 5,000,000 shares of stock. In April 2006, the Company obtained long-term financing of $1,500,000 in connection with the acquisition of SpeedFactory and has received additional advances including $275,000 in July 2007 to complete the acquisition of INS.

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

The report of our independent registered public accounting firm on our March 31, 2007 consolidated financial statements states that our recurring losses raise substantial doubt about our ability to continue as a going concern.

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

SAB 104 incorporates Emerging Issues Task Force (“EITF”) issued No.00-21 issued ("EITF No. 00-21"), “Deliverable Revenue Arrangements.” EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF No. 00-21 on the Company's consolidated financial position and results of operations was not significant.

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

As of  June 30 , 2007, The Company’s management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

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

Beneficial Conversion Feature
The convertible feature of one of the Company’s convertible notes provided for a rate of conversion that was below market value (see Note 4). Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments”, the estimated relative fair value of the BCF was recorded as a discount from the face amount of the convertible note. The Company amortized the discount using the effective interest method through the conversion of such instrument.

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

Basic and Diluted Loss per Common Share
Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. During the three months  ended June 30, 2007 and 2006, the Company did not have any potentially dilutive securities and no common stock equivalents were considered in the calculation of the weighted average number of shares outstanding because they would be anti-dilutive.

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

 SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: ( a ) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; ( b ) is irrevocable (unless a new election date occurs); and ( c ) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” The adoption of this pronouncement is not expected to have material effect on the Company’s consolidated financial statements.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter to which this report relates that has materially affects, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

 None

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NextPhase Wireless, Inc.

August 20, 2007	By:	/s/ Robert Ford
Robert Ford
President and Chief Executive Officer