Form 10QSB/A
period 2007-06-30
NEXTPHASE WIRELESS, INC.
filed 2007-08-31
CIK 1003933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

___________________________

FORM 10-QSB/A
__________________

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

Check whether registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☒

APPLICABLE TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: There are 34,611,738 shares of common stock outstanding as of August 29, 2007.
Transitional Small Business Disclosure Format (check one) Yes ☒  No ☐

NEXTPHASE WIRELESS, INC.

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending June 30, 2007

 EXPLANATORY NOTE

On August 20, 2007, we filed our Quarterly Report on Form 10-QSB for the quarter ended June 20, 2007 (the “Original Report”) with the Securities and Exchange Commission.  Our previously filed interim condensed consolidated financial statements as of June 30, 2007 and for the three months ended June 30, 2007 had not been reviewed by the Company’s independent registered public accounting firm as required under Statement of Auditing Standards (“SAS”) No. 100 pursuant to Item 310(b) of the Securities and Exchange Commission’s Regulation S-B.  At the time of filing of the Original Report, the Company was unable to provide information to its independent registered public accounting firm to permit a complete review of the interim financial information included therein.

The unaudited condensed consolidated financial statements as of June 30, 2007 and for the three months ended June 20, 2007 included in Part I of this Amendment No. 1 to the Original Report have been reviewed by the Company’s independent registered public accounting firm as required by SAS no. 100.  Each item has been reproduced in its entirety in this Amendment No. 1.  Our Chief Executive Officer and Chief Financial Officer have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

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

NextPhase Wireless, Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	For the Three Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(506,819)	$(498,846)
Adjustments to reconcile net loss to net
cash used in operating activities:
Forgiveness of notes payables, and accrued expenses	(96,291)
Issuance of common stock for services	130,000	100,199
Amortization of discount on notes payable	8,844	8,075
Interest expense	-	49,859
Depreciation and amortization	86,171	65,769
Changes in assets and liabilities:
Accounts receivable	27,804	139,995
Other current assets	-	367
Other receivables	-	(91,891)
Accounts payable and accrued liabilities	183,228	84,959
Deferred revenue	(18,000)	43,749
Net cash used in operating activities	(185,063)	(97,765)
Cash flows from investing activities:
Purchase of furniture and equipment	(26,410)	(14,554)
Net cash used in investing activities	(26,410)	(14,554)
Cash flows from financing activities:		0
Proceeds from notes payable	150,000	61,000
Proceeds from cash advances payable	-	100,000
Principal payments on notes payable and capital leases	(3,250)	(10,915)
Net cash provided by financing activities	146,750	150,085

Change in cash	(64,723)	37,766
Cash at beginning of period	71,683	35,847
Cash and at end of period	$6,960	$73,613

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$519
Income taxes	$-	$-
Non-cash investing and financing transactions:
Issuance of previously subscribed common stock	$-	$25,000
Cancellation of stock from legal settlements	$-	$250,000
Cancellation of stock originally issued in reverse merger	$-	$121
Beneficial conversion feature of notes payable	$-	$69,697
Acquisition of equipment under capital lease agreements and notes payable	$-	$50,650
Amortization of deferred compensation	$-	$26,142
Common stock issued for services and legal settlement	$-	$20,000
Common stock issued for accounts payable and accrued expenses	$108,100	$37,639
Note payable issued in connection with acquisition	$-	$1,500,000

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

On August 3, 2004, NextPhase  consummated  a share  exchange in which it issued 12,943,000  shares  of  common  stock,  or  approximately  76% of its outstanding common stock, to the shareholders of NextPhase Technologies, Inc. ("NTI")  in  exchange  for all of the shares of NTI.  As a result, NTI became a wholly owned subsidiary of NextPhase.  NTI was formed on September 14, 2000. For accounting purposes, this transaction is considered a "reverse merger,” and the historical financial statements of NextPhase reflect the operations of NTI.  Effective on the merger date, all financial activity became generated by NextPhase and NTI became an inactive subsidiary.  On January 21, 2005 the Company changed its name to NextPhase Wireless, Inc.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 1-NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Going Concern and Management’s Plan
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. While the Company now has an established source of revenue, it has experienced net losses of $9,138,529 since inception.

The Company has a working capital deficit of $4,342,098 at June 30, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

In the three months ended June 30, 2007, the Company executed short-term notes for $150,000. In July and August 2007, the Company issued convertible notes totaling $345,000 with interest at 7%, and all due in one year from the date of issuance.  In addition, the Company received a $275,000 advance from its secured note holder in July 2007 to assist in the acquisition of Interactive Network Services, Inc. (“INS”) which was finalized on July 22, 2007.

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

The Company anticipates its current cash reserves, plus its expected generation of cash from existing operations, will only be sufficient to fund its anticipated operations through the second quarter of fiscal 2008. Consequently, the Company will need to raise additional debt and/or equity capital in order to finance its business plan and needs for working capital. Such financing(s), if available, may increase the risk of the Company not being able to service its debt obligations, and/or cause dilution to existing equity holders. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

Segment Information
Statement of Financial Accounting Standards (“SFAS”), No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding the allocation of resources and asset performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 1-NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

SAB No. 104 incorporates Emerging Issues Task Force Issue (“EITF”) No.00-21, “Deliverable Revenue Arrangements.” EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF No. 00-21, on the Company's unaudited condensed consolidated financial position and results of operations was not significant.

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

Recent Accounting Pronouncements
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This pronouncement recommends a recognition threshold and measurement process for recording in the consolidated financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 were effective for the Company beginning April 1, 2007.

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

For the Three Months Ended June 30, 2007

In June 2007, the Company and its former chairman entered into a settlement agreement whereby the former chairman forgave notes payable and accrued expenses in the aggregate amount of $96,291, which was recorded in legal settlements-net in the accompanying unaudited condensed consolidated statements of operations.

NEXTPHASE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
 (Unaudited)

NOTE 4 – NOTES PAYABLE AND CAPITAL LEASE

At June 30, 2007 notes payable and capital leases consisted of the following:
	Total	Current	Long-Term
Secured convertible note payable, interest at 6%, due April 2008	$2,300,000	$2,300,000	$-
Less discount	(26,246)	(26,246)	-
Convertible notes, interest at 7%, due between December 2007 and June 2008	540,000	540,000	-
Automobile loan, interest at 5.9%, $924 monthly, due May 2011	38,733	8,963	29,770
	2,852,487	2,822,717	29,770
Capital lease, $360 per month, due April 2009	7,065	3,570	3,495
	$2,859,552	$2,826,287	$33,265

Advance payable on demand, interest at 9%	$100,000	$100,000	$-

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

During the three months ended June 30, 2007, the Company issued 2 convertible notes totaling $150,000, with an interest rate of 7%, and all maturing in one year from the date of issuance with a stipulation when the Company’s common stock reaches $0.30 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert into common stock of the Company at a rate of $0.15 per share.  If  the notes were convertible at June 30, 2007, the Company would have recorded a debt discount of $75,000.  If the stock does not reach $0.30 or above for ten consecutive days, the notes are not convertible.

In June 2007, the Company’s and its former chairman, entered into a settlement agreement whereby the former chairman forgave notes payable in the amount of $63,000  and accrued expenses in the aggregate amount of $33,291, which was recorded as a gain on legal settlement.

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

For the three months ended June 30, 2007 the Company issued 330,000 shares for payment of a consulting agreement in the amount of $29,700 which was recorded as an accrued liability at March 31, 2007; 560,000 shares for a settlement of a lawsuit in the amount of $78,400 and recorded as an accrued liability at March 31, 2007 and 1,000,000 shares valued at $130,000 for consulting services.

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

On July 13, 2007, the Company issued a convertible promissory note for $85,920 for accrued liabilities of the same amount.  The note is due in one year with interest at 7% and is convertible at $0.15 per share into the Company’s common stock at the holder’s option.  This note and accrued interest was converted into 577,366 shares of the Company’s common stock on August 22, 2007.

On July 13, 2007, the Company issued a convertible promissory note for $75,000 for payment of accounts payable of $142,229.  The note is due in one year with interest at 7% and is convertible at $0.15 per share into the Company’s common stock at the holder’s option.  The Company was noted of the holder’s intent to convert on August 21, 2007, which would convert into 504,667 shares of the Company’s common stock effective August 31, 2007.

On July 18, 2007, the Company issued 645,417 shares of its common stock for payment of accrued interest at June 30, 2007 in the amount of $78,908.

On July 22, 2007, the Company completed the acquisition of the purchase of Interactive Network Services Inc. (“INS”), upon the execution on that date of an Asset Purchase Agreement (the “Asset Purchase Agreement”), by and between Interactive-III Acquisition Co., Inc. (“INS Acquisition Co.”), a Nevada corporation and wholly-owned subsidiary of SpeedFactory, Inc., a Nevada corporation, a wholly-owned subsidiary of the Company, and INS.  The Company paid $350,000 for the acquisition. The Company has not made an allocation of the purchase price. The Company was advanced $275,000 from its secured debt holder to complete the transaction.

On July 23, 2007, the Company entered into a consulting agreement with Nicholas J. Yocca for business advisory services for a one year period for the issuance of 1,000,000 shares of common stock valued at $170,000.

In July 2007, a previous legal settlement was adjusted by a stipulated judgment increasing the agreement by $22,223 for a total due of $67,223 which was recorded in accounts payable at June 30, 2007.

In August 2007, the Company issued convertible notes totaling $135,000 with interest at 7%, and all due in one year from the date of issuance.  When the Company’s common stock reaches $0.30 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert into common stock of the Company at a rate of $0.15 per share.

On August 23, 2007, the Company entered into a consulting agreement for business advisory services for a one year period for the issuance of 550,000 shares of common stock valued at $121,000.

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

Cost of revenue was $236,920 or 49.3% of revenue for the three months ended June 30, 2007, compared to $310,276 or 59.5% during the three months ended June 30, 2006. The 2006 results included a loss on product sales of $29,812 which increased the total cost of revenue. As a result, gross profit increased to $244,069 or 15.7% for the three months ended June 30, 2007 as compared with $211,022 for the same period in the previous year.

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

The operating loss for the Company for the three months ended June 30, 2007 was $523,136 versus $445,162 for the same period in the prior year.  This was an increase of $ 77,973, of which $50,203 of the increase was for non-cash items.  Legal settlement income was $74,069 during the three months ended June 30, 2007. The Company received a favorable settlement from its former chairman, which resulted in a gain in the amount of $96,291. This was partially offset by an increase in a previous settlement due to a stipulated judgment for $67,223 resulting in a charge of $22,223.   Net loss for the three months ended June 30, 2007 was $506,819 or $0.02 per shares as compared with a net loss of $498,846 or $0.02 per share for the three months ended June 30, 2006. Monthly operating cash losses are now approximately $75,000 per month.  Management expects this to continue to decline as the Company continues its acquisition strategy, with on closing in July and two additional companies in the 4th calendar quarter of 2007, two of which are expected to close in the quarter ended September 30, 2007.

Liquidity and Capital Resources

As of June 30, 2007, the Company had a cash balance of $6,960 and the Company's accumulated deficit was $9,138,529. The Company had negative working capital of $4,342,098.  Total liabilities were $4,510,076 which included accounts payable of $1,350,813, accrued expenses of $139,711, deferred revenue of $60,000 and notes and advances payable of $2,959,552.  The Company’s cash used in operations  for the three months ended June 30, 2007 was $185,063 and the Company currently is using $75,000 cash per month in operations.

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

The accompanying unaudited  condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred losses from operations and negative cash flows from operating activities from inception and has a working capital deficiency as of June 30, 2007 of $4,342,098. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has continued to issue short-term convertible notes with $345,000 being issued in July and August 2007 and has an aggregate total of $885,000 which have a mandatory conversion at a rate of $0.15 per share when the Company’s stock price exceeds $0.20 to $0.30 per share or for a period of 10 consecutive days, at which time the principal and accrued interest due under the note will convert into common stock of the Company at for a ten-day period.  These notes would convert to 5,000,000 shares of stock. In April 2006, the Company obtained long-term financing of $1,500,000 in connection with the acquisition of SpeedFactory and has received additional advances including $275,000 in July 2007 to complete the acquisition of INS.

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

Inflation

In the opinion of management, inflation has not had a material effect on the Company's financial condition or results of its operations

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which requires us to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. We believe that of our significant accounting policies (more fully described in notes to the consolidated financial statements), which are particularly important to the portrayal of our results of operations and financial position and may require the application of a higher level of judgment by our management, and as a result are subject to an inherent degree of uncertainty. While there are a number of accounting policies, methods and estimates affecting our unaudited condensed consolidated financial statements, areas that are particularly significant include:

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

SAB 104 incorporates Emerging Issues Task Force Issue (“EITF”)  No.00-21, “Deliverable Revenue Arrangements.” EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF No. 00-21 on the Company's consolidated financial position and results of operations was not significant.

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

As of June 30, 2007, The Company’s management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

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

NextPhase Wireless, Inc.

August 30, 2007	By:	/s/ Robert Ford
Robert Ford
President and Chief Executive Officer