Form 10QSB
period 2007-09-30
NEXTPHASE WIRELESS, INC.
filed 2007-11-19
CIK 1003933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

___________________________

FORM 10-QSB
__________________

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: There are 3,686,070 shares of common stock outstanding as of November 12, 2007.
Transitional Small Business Disclosure Format (check one) Yes ☒  No ☐

NEXTPHASE WIRELESS, INC.

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending September 30, 2007

EXPLANATORY NOTE

The interim consolidated financial statements included in this Quarterly Report on Form 10-QSB as of September 30, 2007 and for the three and six months ended September 30, 2007 were not reviewed by the Company’s independent registered public accounting firm as required under Statement of Auditing Standards No. 100 pursuant to Item 310(b) of the Securities and Exchange Commission’s Regulation S-B. As of the date of this filing, the Company’s independent registered public accounting firm is still in the process of their review of the interim financial information included herein.

PART I. FINANCIAL INFORMATION

NextPhase Wireless, Inc.
Condensed Consolidated Balance Sheet
(Unaudited)

September 30,
2007
ASSETS
Current assets:
Cash	$8,177
Accounts receivable	58,919
Prepaid expenses	269,253
Total current assets	336,349

Property and equipment -net	394,619
Customer lists - net	802,000
Trademarks	100,000
Supply contracts -net	42,000
Goodwill	340,000
Deposits	8,637
Total assets	$2,023,605

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,008,429
Accrued expenses	150,665
Deferred revenue	195,077
Cash advance payable	375,000
Due to officer shareholders	70,723
Notes payable and capital leases, current portion	3,231,602
Total current liabilities	5,031,496

Notes payable and capital leases, net of current portion	29,233
Total liabilities	5,060,729

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 20,000,000 shares
authorized; no shares issued and outstanding
Common stock, $0.001 par value, 10,000,000 shares
authorized; 1,755,820 issued and outstanding	1,756
Additional paid-in capital	6,804,661
Accumulated deficit	(9,843,541)
Total stockholders' deficit	(3,037,124)
Total liabilities and stockholders' deficit	$2,023,605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NextPhase Wireless, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue
Broadband and internet	$450,910	$462,420	$931,900	$889,348
Products and consulting services	60,544	174,006	60,543	268,356
Total revenue	511,454	636,426	992,443	1,157,704

Cost of revenue	245,923	300,739	482,842	611,015

Gross profit	265,531	335,687	509,601	546,689

Operating expenses:
Selling, general and administrative	712,736	558,866	1,263,770	1,049,062
Stock-based compensation	162,552	51,329	292,552	151,528
Depreciation and amortization	98,631	67,554	184,802	133,323
Total operating expenses	973,919	677,749	1,741,124	1,333,913
Operating loss	(708,388)	(342,062)	(1,231,523)	(787,224)

Other income (expense):
Gain on settlements of liabilities, net	70,282	-	144,351	-
Interest expense	(66,906)	(69,906)	(124,659)	(127,840)
Other	-	-	-	4,251
Total other income (expense), net	3,376	(69,906)	19,692	(123,589)

Loss before income taxes	(705,012)	(411,968)	(1,211,831)	(910,813)

Provision for income taxes	-	-	-	-

Net loss	$(705,012)	$(411,968)	$(1,211,831)	$(910,813)

Basic and diluted net loss per share	$(0.42)	$(0.34)	$(0.76)	$(0.76)

Weighted average shares outstanding	1,681,927	1,210,866	1,602,864	1,204,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NextPhase Wireless, Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	For the Six Months Ended
	September 30, 2007
	2007	2006
Cash flows from operating activities:
Net loss	$(1,211,831)	$(910,813)
Adjustments to reconcile net loss to net
cash used in operating activities:
Gain on settlement of liabikities, net	(144,351)	-
Issuance of common stock for consulting services	130,000	151,528
Issuance of warrants and options for consulting services	75,152	-
Amortization of discount on notes payable	17,688	16,920
Amortization of prepaid consulting services	83,200	-
Interest expense	-	49,859
Bad debt expense	20,000
Depreciation and amortization	184,802	133,323
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	239,717	133,501
Other current assets	(22,050)	2,018
Other receivables	-	(91,890)
Deposits	-	(600)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	141,070	341,172
Due to officers-shareholders	70,723	-
Deferred revenue	(92,793)	46,663
Net cash used in operating activities	(508,673)	(128,319)
Cash flows from investing activities:
Purchase of furniture and equipment	(26,410)	(38,989)
Purchase of Interactive Network Services, Inc.	(342,612)	-
Purchase of company stock	-	(9,979)
Net cash used in investing activities	(369,022)	(48,968)
Cash flows from financing activities:
Proceeds from notes payable	545,000	61,000
Proceeds from cash advances payable	275,000	100,000
Principal payments on notes payable and capital leases	(5,811)	(13,953)
Proceeds from sale of common stock	-	-
Net cash provided by financing activities	814,189	147,047

Change in cash	(63,506)	(30,240)
Cash at beginning of period	71,683	35,847
Cash end of period	$8,177	$5,607

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$519
Income taxes	$-	$-
Non-cash investing and financing transactions:
Issuance of previously subscribed common stock	$-	$25,000
Cancellation of stock from legal settlements	$-	$250,000
Cancellation of stock originally issued in reverse merger	$-	$121
Beneficial conversion feature of notes payable	$-	$69,697
Acquisition of equipment under capital lease agreements and notes payable	$-	$50,650
Amortization of deferred compensation	$-	$52,572
Common stock issued for services and legal settlement	$-	$118,957
Common stock issued for accounts payable and accrued expenses	$187,008	$37,639
Note payable issued in connection with acquisition	$-	$1,500,000
Common stock issued in payment of debt	$162,305	$-
Common stock issued for prepaid consulting services	$291,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXTPHASE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

Effective April 5, 2006, through its wholly-owned subsidiary SpeedFactory, Inc. (“SpeedFactory”), NextPhase acquired the Internet service and connectivity business assets previously operated by Synkronus, Inc. (“Synkronus”) under the name "SpeedFactory." Effective July 23, 2007 SpeedFactory acquired the Internet service and connectivity business assets previously operated by Interactive Network Systems, Inc.  (“INS”) Management's plans are discussed further in the Going Concern portion of Note 1.

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

Basis of Presentation
The condensed consolidated financial statements presented include only the accounts of NTI, from its inception (September 14, 2000) through September 30, 2007, of NextPhase from August 3, 2004 September 30, 2007, of SpeedFactory from April 6, 2006 (date of acquisition) through September 30, 2007 and Interactive Network Systems, a division of SpeedFactory from July 23, 2007 (date of acquisition) through September 30, 2007. The acquisition of INS was accounted for using the purchase method in accordance with SFAS No. 141. The results of operations for INS have been included in the condensed consolidated Statements of Operations since the date of acquisition. All significant inter-company accounts and transactions have been eliminated in consolidation.

NEXTPHASE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 1-NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company conducts its operations from its office located in Anaheim, California, the SpeedFactory location in Marietta, Georgia and the INS operation in Blackwood, New Jersey.

Reverse Stock Split
 On November 5, 2007, the Company effected a one for twenty reverse stock split. As a result of the reverse stock split, each 20 shares of issued and outstanding common stock as of close of trading on November 2, 2007 were automatically converted into one share of split-adjusted common stock.  No fractional shares of common stock were issued in connection with the reverse split. The accompanying condensed consolidated financial statements have given effect to the reverse split effective at the beginning of the periods reported herein.

Going Concern and Management’s Plan
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. While the Company now has an established source of revenue, it has experienced net losses of $9,843,541 since inception.

The Company has a working capital deficit of $4,695,147 at September 30, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

In the six months ended September 30, 2007, the Company executed short-term notes for $545,000 see Note 4. In October and November 2007, the Company issued convertible notes totaling $120,000 with interest at 7%, and all due in one year from the date of issuance and notes for $100,000 and $30,000  due in ninety days and one hundred and eighty days from date of issuance, respectively see Note 7. In addition, the Company received a $275,000 advance from its secured note holder in July 2007 to assist in the acquisition of Interactive Network Services, Inc. (“INS”) which was finalized on July 23, 2007.

The Company has developed a plan to integrate additional Internet Service Providers (“ISPs”) in a scalable roll-up strategy.  The Company will acquire only profitable operations, both wireless and landline based, which are synergistic to the Company’s current operations in California, Georgia and New Jersey. The Company acquired the business of INS in July 2007 and has entered into a letter of intent to acquire two additional companies whose acquisitions will greatly reduce the negative cash flow on a monthly basis. The Company expects these acquisitions to be completed in December 2007. Under its plans, management expects to generate positive operating cash flow during the 3rd calendar quarter of 2008. There is no assurance that management will achieve its plan. There is further no assurance that the proceeds from operating cash flows or future financings will be sufficient to obtain profitable operations.

The Company anticipates its current cash reserves, plus its expected generation of cash from existing operations, will only be sufficient to fund its anticipated operations through the 4th quarter of 2007. Consequently, the Company will need to raise additional debt and/or equity capital in order to finance its business plan and needs for working capital. Such financing(s), if available, may increase the risk of the Company not being able to service its debt obligations, and/or cause dilution to existing equity holders. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

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
September30, 2007
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
September 30, 2007
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

Basic and Diluted Loss per Common Share
Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period.  During the three and six months ended September 30, 2007 and 2006, the Company had 348,604 and -0-   potentially dilutive securities  which were excluded in the calculation of the weighted average number of shares outstanding because they would be anti-dilutive.

NOTE 2 - ACQUISITIONS

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

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

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
	$1,500,000

The trademarks are deemed to have an indefinite life and, accordingly, are not being amortized, but will be subject to periodic impairment testing at future periods in accordance with SFAS No. 142. The customer lists and supply contracts will be amortized based on estimated weighted cash flows over their lives. Amortization expense for the three months and six months ended September 30, 2007 and 2006 was $52,000, $69,000, $104,000 and $138,000 respectively.

On July 23, 2007, the Company, through its wholly-owned subsidiary SpeedFactory, acquired all of the assets of INS excluding cash, pursuant to an asset purchase agreement between SpeedFactory and INS. The assets acquired by SpeedFactory comprise INS Internet service and connectivity business operated by INS.

The Company paid $342,612 in cash for the assets. And the closing was effective July 23, 2007 SpeedFactory did not assume any pre-closing liabilities (except deferred revenue) from INS. The acquisition of INS was accounted for using the purchase method in accordance with SFAS No. 141. The results of operations for INS have been included in the condensed consolidated Statements of Operations since the date of acquisition.
In accordance with SFAS No. 141, the total purchase price was allocated to the estimated fair value of assets acquired. The fair value of the assets acquired was based on management's best estimates. The Company has made an allocation of the purchase price to the INS assets at estimated fair values.  The purchase price was allocated to the fair value of assets acquired as follows:

	Amount	Estimated Lives
Accounts receivable	$202,482
Computers and related equipment	150,000	3 years
Customer lists	120,000	5 years
Goodwill	80,000	indefinite
Deferred revenue	(209,870)
	$342,612

NEXTPHASE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
 (Unaudited)

The customer lists will be amortized based on estimated weighted cash flows over their lives. Amortization expense for the three months ended September 30, 2007 was $4,000.

The following unaudited condensed combined pro forma results of operations reflect the pro forma combination of the NextPhase and INS businesses as if the combination had occurred at the beginning of the periods presented.  The unaudited pro forma condensed combined results ofoperations do not purport to represent what the companies’ combined results of operations would have been if such transaction had occurred at the beginning of the periods presented, and are not necessarily indicative of the Company's future results.
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
INS	$-	$68,929	$93,785	$258,842
NextPhase	511,454	636,426	992,443	992,443
Total Revenues	$511,454	$705,355	$1,086,228	$1,251,285

Net Loss
INS	$-	$(39,365)	$(15,124)	$(49,894.00)
NextPhase	(705,012)	(411,968)	(1,211,831)	(910,813)
	$(705,012)	$(451,333)	$(1,226,955)	$(960,707)

NextPhase, as reported
Loss per share	$(0.42)	$(0.34)	$(0.76)	$(0.76)
Pro forma
Loss per share	$(0.42)	$(0.37)	$(0.77)	$(0.80)

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

For the Three Months Ended September 30, 2006

The Company has a line of credit with American Express of $4,400.  The Company's former chairman  co-signed on this line of credit.  During the three months ended September 30, 2006 the Company had an outstanding balance on the credit card of $3,965.

The Company has a line of credit with Bank of America of $25,000.  The Company's Former chairman  co-signed  on this  line of  credit.  During  the  three  months  ended September 30, 2006 the company had and outstanding balance on the credit card of $19,830.

The Company's former chairman has made payments in the Company's  behalf in the amount of $7,030.
.
For the Six Months Ended September 30, 2007

In June 2007, the Company and its former chairman entered into a settlement agreement whereby the former chairman forgave notes payable and accrued expenses in the aggregate amount of $96,291, which was recorded in legal settlements-net in the accompanying unaudited condensed consolidated statements of operations.

NEXTPHASE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
 (Unaudited)

NOTE 4 – NOTES PAYABLE AND CAPITAL LEASE

At September 30, 2007 notes payable and capital leases consisted of the following:
	Total	Current	Long-Term

Secured convertible note payable, interest at 6%, due April 2008	$2,300,000	$2,300,000	$-
Less discount	(17,402)	(17,402)	-
Convertible notes, interest at 7%, due between December 2007 and August 2008	935,000	935,000	-
Automobile loan, interest at 5.9%, $924 monthly, due May 2011	36,532	8,964	27,568
	3,254,130	3,226,562	27,568
Capital lease, $360 per month.due April 2009	6,705	5,040	1,665
	$3,260,835	$3,231,602	$29,233

Advance payable on demand, interest at 9%	$375,000	$375,000	$-

The convertible note payable in the amount of $2,300,000 is dated March 31, 2006 and is fully secured by all the assets of the Company. It was deemed effective at the date upon when the cash was received by Synkronus on behalf of the Company, or April 7, 2006. The note bears interest at the rate of 6% per annum, and is due in full on April 1, 2008. Upon maturity, the note and accrued interest are convertible into common stock of the Company at the lower of the fair market value of the Company's common stock at the date of conversion or $6.60 per share. The minimum price at which the note and accrued interest may convert is $0.15 per share. The Company determined the value of the embedded beneficial conversion feature of this note payable at the time of issuance to be $69,697, which is considered a discount to the note. The Company is amortizing the discount over the life of the note and charged $8,844, $8,075, $17,688 and $16,919  to interest expense for the three and  months ended September 30, 2007 and 2006, respectively.  On July 18, 2007, the Company issued 32,271 shares of its common stock for payment of accrued interest at June 30, 2007 in the amount of $78,908.

During the year ended March 31, 2007, the Company issued 11 convertible notes totaling $390,000, with an interest rate of 7%, and all maturing in one year from the date of issuance. The maturity dates of the notes are between December 2007 and March 2008. As a stipulation, when the Company’s common stock reaches $4.00 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert into common stock of the Company at a rate of $3.00 per share. In accordance with the convertible notes payable agreements, if the notes were convertible as of September 30, 2007, the Company would have recorded a debt discount related to the beneficial conversion feature of approximately $130,000.

In June 2007, the Company’s and its former chairman, entered into a settlement agreement whereby the former chairman forgave notes payable in the amount of $63,000  and accrued expenses in the aggregate amount of $33,291, which was recorded as a gain on legal settlement.

During the three months ended June 30, 2007, the Company issued 2 convertible notes totaling $150,000, with an interest rate of 7%, and all maturing in one year from the date of issuance with a stipulation when the Company’s common stock reaches $6.00 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert at the Company’s option  into common stock of the Company at a rate of $3.00 per share.  If  the notes were convertible at September 30, 2007, the Company would have recorded a debt discount of $150,0000.  If the stock does not reach $6.00 or above for ten consecutive days, the notes are not convertible.

During the three months ended September 30, 2007, the Company issued 13 convertible notes totaling $395,000, with an interest rate of 7%, and all maturing in one year from the date of issuance with a stipulation when the Company’s common stock reaches $6.00 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert into common stock of the Company at a rate of $3.00 per share.  If  the notes were convertible at September 30, 2007, the Company would have recorded a debt discount of $395,000.  If the stock does not reach $6.00 or above for ten consecutive days, the notes are not convertible.

On July 13, 2007, the Company issued a convertible promissory note for $75,000 for payment of accounts payable of $142,229.  The note was  due in one year with interest at 7% and was convertible at $3.00 per share into the Company’s common stock at the holder’s option.  This note and accrued interest was converted into 25,233 shares of the Company’s common stock effective August 31, 2007.

NOTE 5 – EQUITY

Common Stock
The Company completed a one for  twenty reverse stock split effective November 5, 2007.  All stock issuances below have been given the retroactive active effect of the reverse split.

The Company had the following common stock transactions during six months ended September 30, 2006:

The  Company  issued  17,546  shares  of common  stock  valued  at  $82,457  to consultants and employees for services.

The  Company  issued  74,561 shares of common  stock  valued at  $263,456 to consultants and employees for services  performed in a prior period. The cost of these services was accrued during the year ended March 31, 2006.

The  Company  issued  6,273  shares  of common  stock  valued  at  $37,639  in satisfaction of certain accounts payable.

The  Company  issued  2,500  shares  of common  stock  valued  at  $25,000  for subscriptions payable.

The Company issued 2,000 shares of common stock valued at $20,000  pursuant to the terms of a legal settlement.

The Company cancelled 6,031 shares of common stock received by the Company during the twelve  months  ended  March 31, 2005  pursuant  to a stock  purchase agreement.  Upon cancellation, the Company credited  additional paid-in capital with the par value of these shares, or $6.

The Company received for cancellation 2,500 shares of common stock valued at $250,000  pursuant to the terms of a legal  settlement from a prior period.  The value of these shares was charged to stock cancellation  receivable in the prior period.

The Company charged to   operations  the  amount  of  $26,142  of  deferred compensation.

The Company recorded a discount related to the beneficial conversion feature of a note payable in the amount of $69,697 and charged  this amount to  additional paid-in capital during the three months ended June 30, 2006

The Company issued 2,500 shares of common stock valued at $4,500 as a bonus for services performed, during the three months ended September 30, 2006.

The Company issued 12,000 shares of common stock valued at $20,400 pursuant to the terms of a consulting agreement, during the three months ended September 30, 2006.

The  Company   charged  to   operations   the  amount  of  $31,529  of  deferred compensation, during the three months ended September 30, 2006.

NEXTPHASE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
 (Unaudited)

The Company  purchased  shares of the  Company's  common stock valued at $9,979 during the three months ended September 30, 2006.

The Company had the following common stock transactions during six months ended September 30, 2007:

In May 2007, the Company issued 16,500 shares for payment of a consulting agreement in the amount of $29,700 which was recorded as an accrued liability at March 31, 2007; 28,000 shares for a settlement of a lawsuit in the amount of $78,400 and recorded as an accrued liability at March 31, 2007 and 50,000 shares valued at $130,000 for consulting services.

On July 1, 2007, the Company entered into a one year agreement  for market relations support. In connection with the agreement the Company granted options to purchase 10,000 shares of common stock of the Company at prices ranging from $4.00 to $7.00 per share, the value of which was $32,000, of which $22,667 was charged to stock-based compensation in the three months ended September 30, 2007.

On July 13, 2007, the Company issued a convertible promissory note for $85,920 for accrued liabilities of the same amount.  The note was due in one year with interest at 7% and was convertible at $3.00 per share into the Company’s common stock at the holder’s option.  This note and accrued interest was converted into 28,868 shares of the Company’s common stock on August 22, 2007.

On July 13, 2007, the Company issued a convertible promissory note for $75,000 for payment of accounts payable of $142,229.  The note was  due in one year with interest at 7% and was convertible at $3.00 per share into the Company’s common stock at the holder’s option.  This note and accrued interest was converted into 25,233 shares of the Company’s common stock effective August 31, 2007.

On July 18, 2007, the Company issued 32,271 shares of its common stock for payment of accrued interest at June 30, 2007 in the amount of $78,908.

On August 23, 2007, the Company entered into a consulting agreement for business advisory services for a one year period for the issuance of 27,500 shares of common stock valued at $121,000, of which $51,089 was charged to stock-based compensation in the three months ended September 30, 2007.

On July 23, 2007, the Company entered into a consulting agreement  for business advisory services for a one year period for the issuance of 50,000 shares of common stock valued at $170,000 of which $32,111 was charged to stock- based compensation in the three months ended September 30, 2007.

On September 06, 2007  the Company entered into a consulting agreement for investor relationship services whereby the Company agreed to issue 5,250 shares of common stock valued at $26,250 of which $4,200 was charged to stock based compensation.  The stock was issued on November 6, 2007.  In addition, as part of the agreement, the Company agreed to issue a warrant to purchase 10,500 shares of common stock at $8.00 per share, which was valued at $52,485 and charged to stock-based compensation in the three months ended September 30, 2007.

NEXTPHASE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
 (Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Nevada. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheet.

Litigation

The Company is, from time to time, involved in various legal and other proceedings which arise in the ordinary course of operating its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position or results of operations of the Company.

During the year ended March 31, 2007 the Company entered into a settlement agreement in which the Company was to pay $45,000.  During the six months ended September 30, 2007, the Company recorded an additional $22,222 related to the settlement agreement.

NOTE 7 – SUBSEQUENT EVENTS

In October and November 2007, the Company issued convertible notes totaling $120,000 with interest at 7%, and  due in one year from the date of issuance and notes for $100,000 and $30,000due in ninety and one hundred and eighty days from date of issuance, respectively.

On October 23, 2007, the Company entered into a consulting agreement for financial and business planning for $40,000 which will be paid in the Company’s common stock on November 20, 2007.

On November 5, 2007, the Company effected a one for  twenty reverse stock split. As a result of the reverse stock split, each 20 shares of issued and outstanding common stock as that days close of trading was automatically converted into one share of split-adjusted common stock.  No fractional shares of common stock were issued in connection with the reverse split.

On November 6, 2007 the Company executed employment agreements with Messrs. Ford, Hemingway and Noyes.  In connection with the agreements, the Company granted 600,000, 600,000 and 250,000 shares to Messrs. Ford, Hemingway and Noyes respectively.  These issuances were valued at $4,550,000 and the shares are subject to lock-up provisions.  Also, in connection with the agreements, The Company granted options to purchase 600,000, 600,000 and 250,000 shares of the Company’s common stock at $3.25 per share to Messrs. Ford, Hemingway and Noyes respectively. The options are fully vested on March 31, 2008 and are exercisable for a five-year period. These options were valued at $4,267,190

On November 6, 2007, we issued 25,000 shares to Michael Jones, Director, valued at $81,250.

On November 6, 2007 we issued 100,000 shares in total  to five employees and one consultant. These shares were valued at $325,000.

On November 6, 2007, the Company entered into a consulting agreement for business advisory services for a one year period for the issuance of 350,000 shares of common stock valued at $1,787,500.

On November 6, 2007, The Company issued 5,250 shares of common stock for an accrued liability under a consulting contract in the amount of $26,250.

On November 9, 2007, the Company entered into a consulting agreement for marketing services for $12,000 which will be paid in the Company’s common stock on November 20, 2007.

ITEM 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward Looking Statements

Certain information contained in this report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Securities Litigation Reform Act will not apply to certain "forward looking statements" because we issued "penny stock" (as defined in Section 3(a) (51) of the Securities Exchange Act of 1934 and Rule 3a51-1 under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission(“SEC”). We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "explore", "consider", "anticipate", "intend", "could", "estimate", "plan", "propose", "seem", "hope" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

·        our ability to raise capital necessary to sustain our anticipated operations and implement our proposed business plan,

·        our ability to implement our proposed business plan,

·        the ability to successfully integrate the operations of businesses we have acquired, or may acquire in the future, into our operations,

·        our ability to generate sufficient cash to pay our lenders and other creditors,

·        our ability to obtain regulatory permits and approvals to operate in the high-speed wireless network industry,

·        the introduction of new broadband connectivity technologies by our competitors that may have advantages over our planned products and may make our planned products less attractive to our potential customers,

·        our ability to identify and complete acquisitions and successfully integrate the businesses we acquire, if any,

·        our ability to employ and retain qualified management and employees,

·        our dependence on the efforts and abilities of our current employees and executive officers,

·        changes in government regulations that are applicable to our anticipated business,

·        changes in the demand for our services,

·        the degree and nature of our competition,

·        our lack of diversification of our business plan,

·        the general volatility of the capital markets and the establishment of a market for our shares, and

·       disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political events.

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

Effective April 5, 2006, through its wholly-owned subsidiary SpeedFactory, Inc. (“SpeedFactory”), NextPhase acquired the Internet service and connectivity business assets previously operated by Synkronus, Inc. (“Synkronus”) under the name "SpeedFactory." Effective July 23, 2007 SpeedFactory acquired the Internet service and connectivity business assets previously operated by Interactive Network Systems, Inc.  (“INS”) Management's plans are discussed further in the Going Concern portion of Note 1.

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

Effective October 1, 2006, all revenue generating activity was combined with SpeedFactory.  INS is a division of SpeedFactory.

The Company conducts its operations from its office located in Anaheim, California, the SpeedFactory location in Marietta, Georgia and the INS operation in Blackwood, New Jersey.

The condensed consolidated financial statements presented include only the accounts of NTI, from its inception (September 14, 2000) through September 30, 2007, of NextPhase from August 3, 2004 through September  30, 2007, of SpeedFactory from April 6, 2006 (date of acquisition) through June 30, 2007 and INS, a division of SpeedFactory, from July 23, 2007  date of acquisition) through September 30, 2007

RESULTS OF OPERATIONS

Three Months ended September 30, 2007 and 2006:

For the three months ended September 30, 2007, revenue was $511,454 as compared with $636,426 with the same period in the previous year.  The reduction was due to decreased emphasis on consulting activities resulting in lower sales of products and consulting services of $60,544 in the three months ended September 30, 2007 as compared with $174,006 in the same period for the previous year.  Internet fees were $450,910 for the three months ended September 30, 2007 as compared with $462,420 for the same period in the previous year. This decrease was due  to a reduction of Internet fees at SpeedFactory and NextPhase of $95,520 and was partially offset by Internet fees for INS in the amount of $84,011.

Cost of revenue was $245,923 or 48.1% of revenue for the three months ended September 30, 2007, compared to $300,739 or 47.3% during the three months ended September 30, 2006.  As a result, gross profit decreased to $265,531 or 20.9% for the three months ended September 30, 2007 as compared with $335,687 for the same period in the previous year.

Selling, general, and administrative expenses were $712,736 for the three months ended September 30, 2007 as compared with $558,866 for the three months ended September 30, 2006, an increase of $153,870 or approximately 27.5%. The increase was due more business and accounting  advisory services resulting in increased professional fees of $99,553 in the three months ended September 30, 2007 and the expense for INS of $41,334.  As a result, selling, general and administrative expenses represented 139.4% of revenue for the three months ended September 30, 2007 versus 87.8% in the same period in 2006.  The Company’s expenses will begin to reduce as a percentage of revenues as the Company follows its acquisition strategy.

Stock-based compensation expense was $162,552 in the three months ended September 30, 2007 as compared with $51,329 in the same period in the previous year.

Depreciation expense for the three months ended September 30, 2007 and 2006 was $42,631 and $32,554, respectively. Amortization of the intangible assets acquired in the SpeedFactory and INS acquisitions was $56,000 and $69,000 for the three months ended September 30, 2007 and 2006.

The operating loss for the Company for the three months ended September 30, 2007 was $703,388 versus $342,062 for the same period in the prior year.  This was an increase of $ 366,326 of which $205,152 of the increase was for non-cash items.  Gain on settlement of liabilities was $70,282 during the three months ended September 30, 2007.

Interest expense ,net of interest  income, for the three months ended September 30, 2007 was $66,906,  as  compared with $69,906 for the same period in the previous year.

 Net loss for the three months ended September 30, 2007 was $705,012 or $0.42 per shares as compared with a net loss of $411,968 or $0.34 per share for the three months ended September 30, 2006. Monthly operating cash losses are now approximately $150,000 per month.  Management expects this to continue to decline as the Company continues its acquisition strategy, with two closingsa expected in December 2007.

Six Months ended September 30, 2007 and 2006:

For the six months ended September 30, 2007, revenue was $992,443 as compared with $1,157,704  for the same period in the previous year.  The reduction was due to decreased emphasis on consulting activities resulting in  lower sales of products and consulting services which were $60,544 in the six months ended September 30, 2007 as compared with $268,356 in the same period for the previous year.  Internet fees were $931,900 for the six months ended September 30, 2007 as compared with $889,348 for the same period in the previous year. This increase was due to the INS revenues of $84,011 and offset by a reduction of Internet fees at SpeedFactory and NextPhase of $41,459.

Cost of revenue was $482,842 or 48.6% (or a 4.2% reduction due to lower margin product sales0 of revenue for the six months ended September 30, 2007, compared to $611,015 or 52.8% during the six months ended September 30, 2006.  As a result, gross profit decreased to $509,601 or 16.6% for the six months ended September 30, 2007 as compared with $546,689 for the same period in the previous year.

Selling, general, and administrative expenses were $1,263,770 for the six months ended September 30, 2007 as compared with $1,049,062 for the six months ended September 30, 2006, an increase of $214,708 or approximately 20.5%. The increase was due to increased staffing for growth, $188,331 and increased business advisory and accounting  professional fees of $81,978 in the six  months ended September 30, 2007 and the expense for INS  of  $41,334.    As a result, selling, general and administrative expenses represented 127.3% of revenue for the six months ended September 30, 2007 versus 90.7% in the same period in 2006.  The Company’s expenses will begin to reduce as a percentage of revenues as the Company follows its acquisition strategy.

Stock-based compensation expense was $292,552 in the six months ended September 30, 2007 as compared with $151,528 in the same period in the previous year.

Depreciation expense for the six months ended September 30, 2007 and 2006 was $76,649 and $63,323, respectively. Amortization of the intangible assets acquired in the SpeedFactory and INS acquisitions was $108,333 and $79,000 for the six months ended September 30, 2007 and 2006.

The operating loss for the Company for the six months ended September 30, 2007 was $1,2231.531 versus $787,224 for the same period in the prior year.  This was an increase of $444,299 of which $192,503 of the increase was for non-cash items.  The net gain for settlement of liabilities was $144,351 during the six months ended September 30, 2007.
Interest expense, net of interest  income, for the six months ended September 30, 2007 was  $124,659 as compared with $127,840 for the same period in the previous year.

Net loss for the six months ended September 30, 2007 was $1,211,831 or $0.76 per shares as compared with a net loss of $910,813 or $0.76 per share for the six months ended September 30, 2006. Monthly operating cash losses are now approximately $150,000 per month.  Management expects this to continue to decline as the Company continues its acquisition strategy, with one closing in July and two additional companies in the 4th calendar quarter of 2007.

Liquidity and Capital Resources

As of September 30, 2007, the Company had a cash balance of $8,177 and the Company's accumulated deficit was $9,843,541. The Company had negative working capital of $4,695,147.  Total liabilities were $5,060,729 which included accounts payable of $1,008,429, accrued expenses of $150,665, deferred revenue of $195,077 and notes and advances payable of $3,635,835.  The Company’s cash used in operations  for the six months ended September 30, 2007 was $508,673 and the Company currently is using $150,000 cash per month in operations.

The Company has developed a plan to integrate additional ISPs in a scalable roll-up strategy.  The Company will acquire only profitable operations, both wireless and land based, which are synergistic to the Company’s current operations. The Company has entered into letters of intent to acquire two companies which would greatly reduce the negative cash flow on a monthly basis. The Company completed the INS acquisition in July 2007 and  two additional companies are scheduled in December 2007. Under its plans, management expects to generate positive operating cash flow during the 3rd quarter of calendar 2008. There is no assurance that management will achieve its plan. There is further no assurance that the proceeds from operating cash flows or future financings will be sufficient to obtain profitable operations. The acquisitions will be made by a cash purchase and there is no assurance that the Company will be able to raise the required capital through equity or debt offerings.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. While the Company now has an established source of revenue, it has experienced net losses of $9,843,541 since inception.

The Company has a working capital deficit of $4,695,147 at September 30, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.
.
In the six months ended September 30, 2007, the Company executed short-term notes for $545,000. In October and November 2007, the Company issued convertible notes totaling $120,000 with interest at 7%, and all due in one year from the date of issuance and notes for $100,000 and $30,000  due in ninety days and one hundred and eighty days from date of issuance, respectively. In addition, the Company received a $275,000 advance from its secured note holder in July 2007 to assist in the acquisition of INS which was finalized on July 23, 2007.

The Company anticipates its current cash reserves, plus its expected generation of cash from existing operations, will only be sufficient to fund its anticipated operations through the 4th quarter of 2007. Consequently, the Company will need to raise additional debt and/or equity capital in order to finance its business plan and needs for working capital. Such financing(s), if available, may increase the risk of the Company not being able to service its debt obligations, and/or cause dilution to existing equity holders. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

The accompanying unaudited  condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred losses from operations and negative cash flows from operating activities from inception and has a working capital deficiency as of September 30, 2007 of $4,695,147. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has continued to issue short-term convertible notes with $345,000 being issued in July and August 2007 and has an aggregate total of $935,000 which have a mandatory conversion at a rate of $3.00 per share when the Company’s stock price exceeds $4.00to $6.00 per share or for a period of 10 consecutive days, at which time the principal and accrued interest due under the note will convert at the Company’s  into common stock of the Company at for a ten-day period.  These notes would convert to 3,116,667 shares of stock, if they were converted. In April 2006, the Company obtained long-term financing of $1,500,000 in connection with the acquisition of SpeedFactory and has received additional advances including $275,000 in July 2007 to complete the acquisition of INS.

The Company has a convertible note payable in the amount of $2,300,000 which is due in full on April 1, 2008. Upon maturity, the note and accrued interest are convertible into common stock of the Company at the lower of the fair market value of the Company's common stock at the date of conversion or $6.60 per share. The minimum price at which the note and accrued interest may convert is $3.00 per share.

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

As of September 30, 2007, The Company’s management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

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

Basic and Diluted Loss per Common Share
Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period.  During the three and six months ended September 30, 2007 and 2006, the Company did not have any potentially dilutive securities and no common stock equivalents were considered in the calculation of the weighted average number of shares outstanding because they would be anti-dilutive.

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

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

 None

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 18, 2007 we issued 36,271 shares of our common stock valued at $78,908 to a note holder for payment of interest. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On July 18, 2007 we issued 25,234 shares of our common stock valued at $75,700 to a note holder for payment of a note and accrued interest. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Employment Contract Robert Ford
10.2	Employment Thomas Hemingway
10.3	Employment Contract David Noyes
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NextPhase Wireless, Inc.

November 19, 2007	By:	/s/ Robert Ford
Robert Ford
President and Chief Executive Officer