Form 10QSB/A
period 2007-09-30
NEXTPHASE WIRELESS, INC.
filed 2007-11-21
CIK 1003933

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

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: There are 3,686,070 shares of common stock outstanding as of November 12, 2007

Transitional Small Business Disclosure Format (check one) Yes ☐  No ☒

NEXTPHASE WIRELESS, INC.

Quarterly Report on Form 10-QSB/A for the
Quarterly Period Ending September 30, 2007

EXPLANATORY NOTE

On November 19, 2007, we filed our Quarterly Report on Form 10-QSB for the Quarter ended September 30, 2007 (the “Original Report”) with the Securities and Exchange Commission.  Our previously filed interim condensed consolidated financial statements as of September 30, 2007 and for the three and six months ended September 30, 2007 had not been reviewed by the Company’s independent registered public accounting firm as required under Statement of Auditing Standards (“SAS”) No. 100 pursuant to Item 310(b) of the Securities and Exchange Commission’s Regulation S-B.  At the time of filing of the Original Report, the Company was unable to provide information to its independent registered public accounting firm to permit a complete review of the interim financial information included therein.

The unaudited condensed consolidated financial statements as of September 30, 2007 and for the three and six months ended September 30, 2007 included in Part I of this Amendment No. 1 to the Original Report have been reviewed by the Company’s independent registered public accounting firm as required by SAS no. 100.  Each item has been reproduced in its entirety in this Amendment No. 1.  Our Chief Executive Officer and Chief Financial Officer have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

PART I. FINANCIAL INFORMATION

NextPhase Wireless, Inc.
Condensed Consolidated Balance Sheet
(Unaudited)
September 30,
2007
ASSETS
Current assets:
Cash	$8,177
Accounts receivable	58,919
Prepaid consulting fees	229,850
Prepaid expenses	39,403
Total current assets	336,349

Property and equipment -net	394,619
Customer lists - net	802,000
Trademarks	100,000
Supply contracts -net	42,000
Goodwill	340,000
Deposits	8,637
Total assets	$2,023,605

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,008,429
Accrued expenses	150,665
Deferred revenue	195,077
Cash advance payable	375,000
Due to officer shareholders	70,723
Notes payable and capital leases, current portion	3,231,602
Total current liabilities	5,031,496

Notes payable and capital leases, net of current portion	29,233
Total liabilities	5,060,729

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 20,000,000 shares
authorized; no shares issued and outstanding
Common stock, $0.001 par value, 10,000,000 shares
authorized; 1,755,820 shares issued and outstanding	1,756
Additional paid-in capital	6,804,661
Accumulated deficit	(9,843,541)
Total stockholders' deficit	(3,037,124)
Total liabilities and stockholders' deficit	$2,023,605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NextPhase Wireless, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue
Broadband and internet	$450,910	$462,420	$931,899	$889,348
Products and consulting services	60,544	174,006	60,544	268,356
Total revenue	511,454	636,426	992,443	1,157,704

Cost of revenue	245,923	300,739	482,842	611,015

Gross profit	265,531	335,687	509,601	546,689

Operating expenses:
Selling, general and administrative	712,736	558,866	1,263,770	1,049,062
Stock-based compensation	162,552	51,329	292,552	151,528
Depreciation and amortization	98,631	67,554	184,802	133,323
Total operating expenses	973,919	677,749	1,741,124	1,333,913
Operating loss	(708,388)	(342,062)	(1,231,523)	(787,224)

Other income (expense):
Gain on settlements of liabilities, net	70,282	-	144,351	-
Interest expense	(66,906)	(69,906)	(124,659)	(127,840)
Other	-	-	-	4,251
Total other income (expense), net	3,376	(69,906)	19,692	(123,589)

Loss before income taxes	(705,012)	(411,968)	(1,211,831)	(910,813)

Provision for income taxes	-	-	-	-

Net loss	$(705,012)	$(411,968)	$(1,211,831)	$(910,813)

Basic and diluted net loss per share	$(0.42)	$(0.34)	$(0.76)	$(0.76)

Weighted average shares outstanding	1,681,927	1,210,866	1,602,864	1,204,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NextPhase Wireless, Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	For the Six Months Ended
	September 30, 2007
	2007	2006
Cash flows from operating activities:
Net loss	$(1,211,831)	$(910,813)
Adjustments to reconcile net loss to net
cash used in operating activities:
Gain on settlement of liabilities, net	(144,351)	-
Issuance of common stock for consulting services	130,000	151,528
Issuance of warrants and options for consulting services	75,152	-
Amortization of discount on notes payable	17,688	16,920
Amortization of prepaid consulting services	87,400	-
Interest expense	-	49,859
Bad debt expense	20,000	-
Depreciation and amortization	184,802	133,323
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	239,717	133,501
Other current assets	-	2,018
Other receivables	-	(91,890)
Deposits	-	(600)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	114,820	341,172
Due to officers-shareholders	70,723	-
Deferred revenue	(92,793)	46,663
Net cash used in operating activities	(508,673)	(128,319)
Cash flows from investing activities:
Purchase of furniture and equipment	(26,410)	(38,989)
Purchase of Interactive Network Services, Inc.	(342,612)	-
Purchase of company stock	-	(9,979)
Net cash used in investing activities	(369,022)	(48,968)
Cash flows from financing activities:
Proceeds from notes payable	545,000	61,000
Proceeds from cash advances payable	275,000	100,000
Principal payments on notes payable and capital leases	(5,811)	(13,953)
Proceeds from sale of common stock	-	-
Net cash provided by financing activities	814,189	147,047

Change in cash	(63,506)	(30,240)
Cash at beginning of period	71,683	35,847
Cash end of period	$8,177	$5,607

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$770
Income taxes	$-	$-
Non-cash investing and financing transactions:
Issuance of previously subscribed common stock	$-	$25,000
Cancellation of stock from legal settlements	$-	$250,000
Cancellation of stock originally issued in reverse merger	$-	$121
Beneficial conversion feature of notes payable	$-	$69,697
Acquisition of equipment under capital lease agreements and notes payable	$-	$50,650
Amortization of deferred compensation	$-	$52,572
Common stock issued for services and legal settlement	$-	$118,957
Common stock issued for accounts payable and accrued expenses	$187,008	$37,639
Note payable issued in connection with acquisition	$-	$1,500,000
Common stock issued in payment of debt	$162,305	$-
Common stock issued for prepaid consulting services	$291,000	$-
Accrued liabilities issued for prepaid consulting fees	$26,250	$-

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

Basis of Presentation
The condensed consolidated financial statements presented include only the accounts of NTI, from its inception (September 14, 2000) through September 30, 2007, of NextPhase from August 3, 2004 September 30, 2007, of SpeedFactory from April 6, 2006 (date of acquisition) through September 30, 2007 and INS, a division of SpeedFactory from July 23, 2007 (date of acquisition) through September 30, 2007. The acquisition of INS was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141 (see Note 2). The results of operations for INS have been included in the condensed consolidated Statements of Operations since the date of acquisition. All significant inter-company accounts and transactions have been eliminated in consolidation.

NEXTPHASE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 1-NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company conducts its operations from its offices located in Anaheim, California, the SpeedFactory location in Marietta, Georgia and the INS operation in Blackwood, New Jersey.

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

Going Concern and Management’s Plan
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. While the Company now has an established source of revenue, it has experienced net losses of $9,843,541 since inception. The Company has a working capital deficit of $4,695,147 at September 30, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

In the six months ended September 30, 2007, the Company executed short-term notes for $545,000 (see Note 4). In October and November 2007, the Company issued convertible notes totaling $120,000 (see Note 7) with interest at 7%, and due in one year from the date of issuance and notes for $100,000 and $30,000  due in ninety days and one hundred and eighty days from date of issuance, respectively (see Note 7).  In addition, the Company received a $275,000 advance from its secured note holder in July 2007 to assist in the acquisition of INS which was finalized on July 23, 2007.

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

Revenue Recognition and Deferred Revenue
Revenues are recognized in the period that services are provided.  For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” , which superseded SAB No. 101, "Revenue Recognition in Financial Statements".  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or for which services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 1-NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Beneficial Conversion Feature
The convertible feature of certain of the Company’s convertible notes provided for a rate of conversion that was below market value (see Note 4). Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). Pursuant to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments,”the estimated relative fair value of the BCF was recorded as a discount from the face amount of the convertible note. The Company amortizes the discount using the effective interest method through the conversion or maturity date of such instrument.

Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standard Board ("FASB")  issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This pronouncement recommends a recognition threshold and measurement process for recording in the consolidated financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 were effective for the Company beginning April 1, 2007.  Management believes that the adoption of Fin 48 had no material impact to the financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,”  to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in accounting principles generally accepted in the United States of America that are dispersed among the many accounting pronouncements that require fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company is currently evaluating the effect of adopting SFAS No. 157 on its consolidated financial statements.

 SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: ( a ) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; ( b ) is irrevocable (unless a new election date occurs); and ( c ) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS Statement No. 157.  The adoption of this pronouncement is not expected to have material effect on the Company’s consolidated financial statements.

Basic and Diluted Loss per Common Share
Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period.  During the six months ended September 30, 2007 and 2006, the Company had 348,604 and -0-   potentially dilutive securities  which were excluded in the calculation of the weighted average number of shares outstanding because they would be anti-dilutive.

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

On July 23, 2007, the Company, through its wholly-owned subsidiary SpeedFactory, acquired  assets (excluding cash) and assumed certain liabilities of INS, pursuant to an asset purchase agreement between SpeedFactory and INS. The assets and liabilities acquired by SpeedFactory comprised the INS Internet service and connectivity business.

The Company paid $342,612 in cash for the assets and certain liabilities.  SpeedFactory did not assume any pre-closing liabilities (except deferred revenue) from INS. The acquisition of INS was accounted for using the purchase method in accordance with SFAS No. 141. The results of operations for INS have been included in the condensed consolidated Statements of Operations since the date of acquisition.

In accordance with SFAS No. 141, the total purchase price was allocated to the estimated fair value of net assets acquired. The fair value of the net assets acquired was based on management's best estimates. The Company has made an allocation of the purchase price to the INS assets at their estimated fair values as follows:

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
INS	$13,500	$68,929	$93,785	$258,842
NextPhase	511,454	636,426	992,443	1,157,704
Total Revenues	$524,954	$705,355	$1,086,228	$1,416,546

Net Loss:
INS	$-	$(39,365)	$(15,124)	$(49,894)
NextPhase	(705,012)	(411,968)	(1,211,831)	(910,813)
	$(705,012)	$(451,333)	$(1,226,955)	$(960,707)

NextPhase, as reported
Loss per share	$(0.42)	$(0.34)	$(0.76)	$(0.76)
Pro forma
Loss per share	$(0.42)	$(0.37)	$(0.77)	$(0.80)

NOTE 3 - RELATED PARTY TRANSACTIONS

For the Six Months Ended September 30, 2006

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

The Company has a line of credit with American Express of $4,400.  The Company's former chairman  co-signed on this line of credit.  As of September 30, 2007 the Company had an outstanding balance on the credit card of $ -0-.

The Company has a line of credit with Bank of America of $25,000.  The Company's Former chairman  co-signed  on this  line of  credit.  As of September 30, 2007 the company had an outstanding balance on the credit card of $-0-.

The Company's former chairman has made payments in the Company's  behalf in the amount of $7,030.
.
For the Six Months Ended September 30, 2007

In June 2007, the Company and its former chairman entered into a settlement agreement whereby the former chairman forgave notes payable and accrued expenses in the aggregate amount of $96,291, which was recorded in gain on settlement of liabilities-net in the accompanying unaudited condensed consolidated statements of operations.

From time to time the officers-shareholders have advanced funds to the Company.  As of September 30, 2007, $70,723 was due to officer-shareholders.

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

The convertible note payable in the amount of $2,300,000 is dated March 31, 2006 and is fully secured by all the assets of the Company. It was deemed effective at the date upon when the cash was received by Synkronus on behalf of the Company, or April 7, 2006. The note bears interest at the rate of 6% per annum, and is due in full on April 1, 2008. Upon maturity, the note and accrued interest are convertible into common stock of the Company at the lower of the fair market value of the Company's common stock at the date of conversion or $6.60 per share. The minimum price at which the note and accrued interest may convert is $3.00 per share. The Company determined the value of the embedded beneficial conversion feature of this note payable at the time of issuance to be $69,697, which is considered a discount to the note. The Company is amortizing the discount over the life of the note and charged $8,844, $8,075, $17,688 and $16,919  to interest expense for the three and  six months ended September 30, 2007 and 2006, respectively.  On July 18, 2007, the Company issued 32,271 shares of its common stock for payment of accrued interest at June 30, 2007 in the amount of $78,908 (see Note 5).

During the year ended March 31, 2007, the Company issued 11 convertible notes totaling $390,000, with an interest rate of 7%, and all maturing in one year from the date of issuance. The maturity dates of the notes are between December 2007 and March 2008. As a stipulation, when the Company’s common stock reaches $4.00 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert into common stock of the Company, at the company's option, at a rate of $3.00 per share. In accordance with the convertible notes payable agreements, if the notes were convertible as of September 30, 2007, the Company would have recorded a debt discount related to the beneficial conversion feature of approximately $130,000.

In June 2007, the Company and its former chairman, entered into a settlement agreement whereby the former chairman forgave notes payable in the amount of $63,000  and accrued expenses in the aggregate amount of $33,291, which was recorded as a gain on settlement of liabilities (see Note 3).

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

During the three months ended September 30, 2007, the Company issued 13 convertible notes totaling $395,000, with an interest rate of 7%, and all maturing in one year from the date of issuance with a stipulation when the Company’s common stock reaches $6.00 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert, at the Company’s option, into common stock of the Company at a rate of $3.00 per share.  If  the notes were convertible at September 30, 2007, the Company would have recorded a debt discount of $395,000.  If the stock does not reach $6.00 or above for ten consecutive days, the notes are not convertible.

On July 13, 2007, the Company issued a convertible promissory note for $85,920 for accrued liabilities of the same amount.  The note was due in one year with interest at 7% and is convertible at $0.15 per share into the Company’s common stock at the holder’s option.  This note and accrued interest was converted into 28,868 shares of the Company’s common stock on August 22, 2007.

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

The Company received for cancellation 50,000 shares of common stock valued at $250,000  pursuant to the terms of a legal  settlement from a prior period.  The value of these shares was charged to stock cancellation  receivable in the prior period.

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

The  Company   charged  to   operations   the  amount  of  $57,671  of  deferred compensation, during the six months ended September 30, 2006.

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

On July 13, 2007, the Company issued a convertible promissory note for $75,000 for payment of accounts payable of $142,229.  The note was  due in one year with interest at 7% and was convertible at $3.00 per share into the Company’s common stock at the holder’s option.  This note and accrued interest was converted into 25,233 shares of the Company’s common stock effective August 31, 2007 (see Note 4).

On July 18, 2007, the Company issued 32,271 shares of its common stock for payment of accrued interest at June 30, 2007 in the amount of $78,908 (see Note 4).

On July 23, 2007, the Company entered into a consulting agreement  for business advisory services for a one year period for the issuance of 50,000 shares of common stock valued at $170,000 of which $32,111 was charged to stock- based compensation in the three months ended September 30, 2007 and $137,889 has been recorded as aprepaid consulting fee.

On August 23, 2007, the Company entered into a consulting agreement for business advisory services for a one year period for the issuance of 27,500 shares of common stock valued at $121,000, of which $51,089 was charged to stock-based compensation in the three months ended September 30, 2007and $69,911 has been recorded as a prepaid consulting fee.

On September 6, 2007  the Company entered into a consulting agreement for investor relationship services whereby the Company agreed to issue 5,250 shares of common stock valued at $26,250 of which $4,200 was charged to stock based compensation.  The stock was issued on November 6, 2007.  In addition, as part of the agreement, the Company agreed to issue a warrant to purchase 10,500 shares of common stock at $8.00 per share, which was valued at $52,485 and charged to stock-based compensation in the three months ended September 30, 2007 as the warrant was immediately vested and exercisable upon issuance.

NEXTPHASE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
 (Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Nevada. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheet.

Litigation

The Company is, from time to time, involved in various legal and other proceedings which arise in the ordinary course of operating its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position or results of operations of the Company.

During the year ended March 31, 2007 the Company entered into a settlement agreement in which the Company was to pay $45,000.  During the six months ended September 30, 2007, the Company recorded an additional expense $22,222 related to the settlement agreement which was recorded in gain on settlement of liabilities.

NOTE 7 – SUBSEQUENT EVENTS

In October and November 2007, the Company issued convertible notes totaling $120,000 with interest at 7%, and  due in one year from the date of issuance and notes for $100,000 and $30,000 due in ninety and one hundred and eighty days from date of issuance, respectively.

On October 23, 2007, the Company entered into a consulting agreement for financial and business planning for $40,000 which will be paid in the Company’s common stock based upon the stock price  on November 20, 2007.

On November 6, 2007 the Company executed employment agreements with Messrs. Ford, Hemingway and Noyes.  In connection with the agreements, the Company granted 600,000, 600,000 and 250,000 shares to Messrs. Ford, Hemingway and Noyes respectively.  These issuances were valued at $4,550,000 and the shares are subject to lock-up provisions.  Also, in connection with the agreements, The Company granted options to purchase 600,000, 600,000 and 250,000 shares of the Company’s common stock at $3.25 per share to Messrs. Ford, Hemingway and Noyes respectively. The options are fully vested on March 31, 2008 and are exercisable for a five-year period. These options were valued at $4,267,190.

On November 6, 2007, we issued 25,000 shares to Michael Jones, Director, valued at $81,250.

On November 6, 2007 we issued 100,000 shares in total  to five employees and one consultant. These shares were valued at $325,000.

On November 6, 2007, the Company entered into a consulting agreement for business advisory services for a one-year period for the issuance of 350,000 shares of common stock valued at $1,787,500.

On November 6, 2007, The Company issued an aggregate of 5,250 shares of common stock  under a consulting contract in the amount of $26,250, which was recorded in accrued liabilities as of September 30, 2007.

On November 9, 2007, the Company entered into a consulting agreement for marketing services for $12,000 which will be paid in the Company’s common stock based upon the stock price  on November 20, 2007.

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

Effective April 5, 2006, through its wholly-owned subsidiary SpeedFactory, Inc. (“SpeedFactory”), NextPhase acquired the Internet service and connectivity business assets previously operated by Synkronus, Inc. (“Synkronus”) under the name "SpeedFactory." Effective July 23, 2007 SpeedFactory acquired the Internet service and connectivity business assets previously operated by Interactive Network Systems, Inc.  (“INS”).

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

Effective October 1, 2006, all revenue generating activity was combined with SpeedFactory and INS a division of SpeedFactory.

The Company conducts its operations from its office located in Anaheim, California, the SpeedFactory location in Marietta, Georgia and the INS operation in Blackwood, New Jersey.

The condensed consolidated financial statements presented include only the accounts of NTI, from its inception (September 14, 2000) through September 30, 2007, of NextPhase from August 3, 2004 through September  30, 2007, of SpeedFactory from April 6, 2006 (date of acquisition) through June 30, 2007 and INS, a division of SpeedFactory, from July 23, 2007 (date of acquisition) through September 30, 2007.

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

Depreciation expense for the three months ended September 30, 2007 and 2006 was $42,631 and $32,554, respectively. Amortization of the intangible assets acquired in the SpeedFactory and INS acquisitions was $56,000 and $35,000 for the three months ended September 30, 2007 and 2006.

The operating loss for the Company for the three months ended September 30, 2007 was $708,388 versus $342,062 for the same period in the prior year.  This was an increase of $ 366,326 of which $205,152 of the increase was for non-cash items.  Gain on settlement of liabilities was $70,282 during the three months ended September 30, 2007.

Interest expense, net of interest  income, for the three months ended September 30, 2007 was $66,906,  as  compared with $69,906 for the same period in the previous year.

Net loss for the three months ended September 30, 2007 was $705,012 or $0.42 per shares as compared with a net loss of $411,968 or $0.34 per share for the three months ended September 30, 2006. Monthly operating cash losses are now approximately $150,000 per month.  Management expects this to continue to decline as the Company continues its acquisition strategy, with two closings  expected in December 2007.

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

Cost of revenue was $482,842 or 48.6% (or a 4.2% reduction due to lower margin product sales of revenue for the six months ended September 30, 2007, compared to $611,015 or 52.8% during the six months ended September 30, 2006.  As a result, gross profit decreased to $509,601 or 16.6% for the six months ended September 30, 2007 as compared with $546,689 for the same period in the previous year.

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

Depreciation expense for the six months ended September 30, 2007 and 2006 was $76,802 and $63,323, respectively. Amortization of the intangible assets acquired in the SpeedFactory and INS acquisitions was $108,000 and $70,000 for the six months ended September 30, 2007 and 2006.

The operating loss for the Company for the six months ended September 30, 2007 was $1,231,531 versus $787,224 for the same period in the prior year.  This was an increase of $444,299 of which $192,503 of the increase was for non-cash items.  The net gain for settlement of liabilities was $144,351 during the six months ended September 30, 2007.

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

Revenue Recognition and Deferred Revenue
Revenues are recognized in the period that services are provided.  For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which superseded SAB No. 101, Revenue Recognition in Financial Statements). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or for which services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

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

Income Taxes
The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes”. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. The Company also determines its tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company records estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated.

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,”  to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in accounting principles generally accepted in the United States of America that are dispersed among the many accounting pronouncements that require fair value measurements.

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

SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: ( a ) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; ( b ) is irrevocable (unless a new election date occurs); and ( c ) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The adoption of this pronouncement is not expected to have material effect on the Company’s consolidated financial statements.

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

NextPhase Wireless, Inc.

November 21, 2007	By:	/s/ Robert Ford
Robert Ford
President and Chief Executive Officer