Form 10QSB
period 2007-12-31
NEXTPHASE WIRELESS, INC.
filed 2008-02-15
CIK 1003933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2007

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

i

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

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: There are 3,903,181 shares of common stock outstanding as of February 15, 2008

Transitional Small Business Disclosure Format (check one) Yes ☐  No ☒

ii

NEXTPHASE WIRELESS, INC.

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending December 31, 2007

EXPLANATORY NOTE

The interim consolidated financial statements included in this Quarterly Report on Form 10-QSB as of December 31, 2007 and for the three and nine months ended December 31, 2007 were not reviewed by the Company’s independent registered public accounting firm  as required under Statement of Auditing Standards No. 100 pursuant to Item 310(b) of the Securities and Exchange Commission’s Regulation S-B.  As of the date of this filing, the Company’s independent registered public accounting firm is still in the process of their review of the interim financial information included herein.

iii

PART I. FINANCIAL INFORMATION

NextPhase Wireless, Inc.
Condensed Consolidated Balance Sheet
(Unaudited)

December 31,
2007
ASSETS
Current assets:
Cash	$5,370
Accounts receivable	84,630
Prepaid consulting fees	567,934
Prepaid expenses	45,203
Total current assets	703,137

Property and equipment -net	358,156
Customer lists - net	747,000
Trademarks	100,000
Supply contracts -net	39,000
Goodwill	340,000
Deposits	8,636
Total assets	$2,295,929

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,125,138
Accrued expenses	128,873
Deferred revenue	166,000
Cash advance payable	375,000
Due to officer shareholders	89,208
Notes payable and capital leases, current portion	3,600,106
Total current liabilities	5,484,325

Notes payable and capital leases, net of current portion	26,082
Total liabilities	5,510,407

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 20,000,000 shares
authorized; no shares issued and outstanding	-
Common stock, $0.001 par value, 10,000,000 shares
authorized; 3,733,181 shares issued and outstanding	3,733
Additional paid-in capital	16,468,529
Accumulated deficit	(19,686,740)
Total stockholders' deficit	(3,214,478)
Total liabilities and stockholders' deficit	$2,295,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NextPhase Wireless, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenue
Broadband and internet	$435,902	$487,412	$1,367,802	$1,376,760
Products and consulting services	16,750	43,683	77,293	312,039
Total revenue	452,652	531,095	1,445,096	1,688,799

Cost of revenue	276,564	250,195	759,406	861,210

Gross profit	176,088	280,900	685,689	827,589
			-
Operating expenses:			-
Selling, general and administrative	620,205	464,653	1,883,975	1,513,715
Stock-based compensation	9,259,201	129,600	9,551,753	281,128
Depreciation and amortization	104,797	67,943	289,599	201,266
Total operating expenses	9,984,203	662,196	11,725,327	1,996,109
Operating loss	(9,808,114)	(381,296)	(11,039,638)	(1,168,520)

Other income (expense):
Gain on settlements of liabilities, net	36,734	-	181,085	-
Interest income (expense)	(71,819)	23,825	(196,477)	(104,016)
Other	-	-	-	4,251
Total other income (expense), net	(35,085)	23,825	(15,393)	(99,765)

Loss before income taxes	(9,843,199)	(357,471)	(11,055,030)	(1,268,285)

Provision for income taxes	-	-	-	-

Net loss	$(9,843,199)	$(357,471)	$(11,055,030)	$(1,268,285)

Basic and diluted net loss per share	$(3.60)	$(0.28)	$(5.42)	$(1.03)

Weighted average shares outstanding	2,731,535	1,273,452	2,039,037	1,227,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NextPhase Wireless, Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	For the Nine Months Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(11,055,030)	$(1,268,285)
Adjustments to reconcile net loss to net
cash used in operating activities:
Gain on settlement of liabilities, net	(98,997)	-
Issuance of common stock for consulting services	6,199,566	282,128
Issuance of warrants and options for consulting services	3,352,186	-
Amortization of discount on notes payable	26,532	16,920
Interest expense	-	50,086
Bad debt expense	20,000	-
Depreciation and amortization	289,559	201,266
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	214,006	7,547
Other current assets	(5,799)	2,225
Other receivables	-	(46,890)
Deposits	-	(600)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	226,239	475,297
Advances payable		7,500
Due to officers-shareholders	89,208	-
Deferred revenue	(121,870)	13,779
Net cash used in operating activities	(864,400)	(259,027)
Cash flows from investing activities:
Purchase of furniture and equipment	(36,704)	(1,536,405)
Purchase of Interactive Network Services, Inc.	(342,612)	-
Purchase of company stock	-	(9,979.00)
Net cash used in investing activities	(379,316)	(1,546,384)
Cash flows from financing activities:
Proceeds from notes payable	910,000	1,696,132
Proceeds from cash advances payable	275,000	100,000
Principal payments on notes payable and capital leases	(7,597)	(10,639)
Proceeds from sale of common stock	-	-
Net cash provided by financing activities	1,177,403	1,785,493

Change in cash	(66,313)	(19,918)
Cash at beginning of period	71,683	35,847
Cash end of period	$5,370	$15,929

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$1,676
Income taxes	$-	$-
Non-cash investing and financing transactions:
Issuance of previously subscribed common stock	$-	$25,000
Cancellation of stock from legal settlements	$-	$250,000
Cancellation of stock originally issued in reverse merger	$-	$121
Beneficial conversion feature of notes payable	$-	$69,697
Acquisition of equipment under capital lease agreements and notes payable	$-	$50,650
Amortization of deferred compensation	$-	$79,000
Common stock issued for services and legal settlement	$-	$223,128
Common stock issued for accounts payable and accrued expenses	$391,554	$37,639
Note payable issued in connection with acquisition	$-	$1,500,000
Common stock issued for prepaid consulting services	$1,359,500	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXTPHASE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
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

NEXTPHASE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
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

Basis of Presentation

The condensed consolidated financial statements presented include only the accounts of NTI, from its inception (September 14, 2000) through December 31, 2007, of NextPhase from August 3, 2004 December 31, 2007, of SpeedFactory from April 6, 2006 (date of acquisition) through December 31, 2007 and INS, a division of SpeedFactory from July 23, 2007 (date of acquisition) through December 31, 2007. The acquisition of INS was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141 (see Note 2). The results of operations for INS have been included in the condensed consolidated Statements of Operations since the date of acquisition. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company conducts its operations from its offices located in Anaheim, California, the SpeedFactory location in Marietta, Georgia and the INS operation in Blackwood, New Jersey.

Reverse Stock Split

On November 5, 2007, the Company affected a one for twenty reverse stock split. As a result of the reverse stock split, each 20 shares of issued and outstanding common stock as of close of trading on November 2, 2007 were automatically converted into one share of split-adjusted common stock.  No fractional shares of common stock were issued in connection with the reverse split. The accompanying condensed consolidated financial statements have given effect to the reverse split effective at the beginning of the periods reported herein.

Going Concern and Management’s Plan

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. While the Company now has an established source of revenue, it has experienced net losses of $19,686,740 since inception. The Company has a working capital deficit of $4,781,188 at December 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

In the Nine months ended December 31, 2007, the Company executed short-term notes for $910,000 (see Note 4). In January 2008 the Company issued convertible notes totaling $50,000 (see Note 7) with interest at 7%, due between ninety days from the date of issuance. In addition, the Company received a $275,000 advance from its secured note holder in July 2007 to assist in the acquisition of INS which was finalized on July 23, 2007.

The Company has developed a plan to integrate additional Internet Service Providers (“ISPs”) in a scalable roll-up strategy.  The Company will acquire only profitable operations, both wireless and landline based, which are synergistic to the Company’s current operations in California, Georgia and New Jersey. The Company acquired the business of INS in July 2007 and has entered into a letter of intent to acquire four additional companies whose acquisitions will greatly reduce the negative cash flow on a monthly basis. The Company expects these acquisitions to be completed in February 2008. Under its plans, management expects to generate positive operating cash flow during the 2nd calendar quarter of 2008. There is no assurance that management will achieve its plan. There is further no assurance that the proceeds from operating cash flows or future financings will be sufficient to obtain profitable operations.
The Company anticipates its current cash reserves, plus its expected generation of cash from existing operations, will only be sufficient to fund its anticipated operations through the 1st quarter of 2008. Consequently, the Company will need to raise additional debt and/or equity capital in order to finance its business plan and needs for working capital. Such financing(s), if available, may increase the risk of the Company not being able to service its debt obligations, and/or cause dilution to existing equity holders. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.
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

NEXTPHASE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

NOTE 1-NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition and Deferred Revenue

Revenues are recognized in the period that services are provided.  For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which superseded SAB No. 101, “Revenue recognition in Financial Statements”. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or for which services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

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

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
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

Beneficial Conversion Feature

The convertible feature of certain of the Company’s convertible notes provided for a rate of conversion that was below market value (see Note 4). Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). Pursuant to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and EITF No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments,” the estimated relative fair value of the BCF was recorded as a discount from the face amount of the convertible note. The Company amortizes the discount using the effective interest method through the conversion or maturity date of such instrument.

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
December 31, 2007
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

Basic and Diluted Loss per Common Share
Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period.  During the Nine months ended December 31, 2007 and 2006, the Company had 444,117 and -0- potentially dilutive securities which were excluded in the calculation of the weighted average number of shares outstanding because they would be anti-dilutive.

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
	$1,500,000

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

The trademarks are deemed to have an indefinite life and, accordingly, are not being amortized, but will be subject to periodic impairment testing at future periods in accordance with SFAS No. 142. The customer lists and supply contracts will be amortized based on estimated weighted cash flows over their lives. Amortization expense for the three months and Nine months ended December 31, 2007 and 2006 was $52,000, $35,000, $156,000 and $105,000 respectively.

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
	$342,612
The customer lists will be amortized based on estimated weighted cash flows over their lives. Amortization expense for the three and nine months ended December 31, 2007 was $6,000 and $10,000.

 NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

The following unaudited condensed combined pro forma results of operations reflect the pro forma combination of the NextPhase and INS businesses as if the combination had occurred at the beginning of the periods presented.  The unaudited pro forma condensed combined results of operations do not purport to represent what the companies’ combined results of operations would have been if such transaction had occurred at the beginning of the periods presented, and are not necessarily indicative of the Company's future results.

NOTE 3 - RELATED PARTY TRANSACTIONS

For the nine months ended December 31, 2006

The Company made principal payments in the amount of $9,100 on a note payable to an ex-Company officer.  Principal in the amount of $0 remained outstanding under this note at June 30, 2006.

The Company's ex-chairman personally guaranteed payment on a note from the Company to a lender in the amount of $50,650 with regard to the acquisition of a Company vehicle.

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

NEXTPHASE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
 (Unaudited)

The Company issued 230,769 shares of common stock with a fair value of $24,231 to its ex-Chairman in lieu of cash salary.

For the nine months ended December 31, 2007

In June 2007, the Company and its former chairman entered into a settlement agreement whereby the former chairman forgave notes payable and accrued expenses in the aggregate amount of $96,291, which was recorded in gain on settlement of liabilities-net in the accompanying unaudited condensed consolidated statements of operations.

On November 6, 2007 the Company executed employment agreements with Messrs. Ford, Hemingway and Noyes.  In connection with the agreements, the Company granted 600,000, 600,000 and 250,000 shares to Messrs. Ford, Hemingway and Noyes respectively.  These issuances were valued at $4,550,000 and the shares are subject to lock-up provisions.  Also, in connection with the agreements, The Company granted options to purchase 600,000, 600,000 and 250,000 shares of the Company’s common stock at $3.25 per share to Messrs. Ford, Hemingway and Noyes respectively. The options are fully vested on March 31, 2008 and are exercisable for a five-year period. These options were valued at $3,270,268.

On November 6, 2007, we issued 25,000 shares to Michael Jones, Director, valued at $81,250.

From time to time the officer shareholders have advanced funds to the Company.  As of December 31, 2007, $89.208 was due to officer-shareholders.

NOTE 4 – NOTES PAYABLE AND CAPITAL LEASE

The convertible note payable in the amount of $2,300,000 is dated March 31, 2006 and is fully secured by all the assets of the Company. It was deemed effective at the date upon when the cash was received by Synkronus on behalf of the Company, or April 7, 2006. The note bears interest at the rate of 6% per annum, and is due in full on April 1, 2008. Upon maturity, the note and accrued interest are convertible into common stock of the Company at the lower of the fair market value of the Company's common stock at the date of conversion or $6.60 per share. The minimum price at which the note and accrued interest may convert is $3.00 per share. The Company determined the value of the embedded beneficial conversion feature of this note payable at the time of issuance to be $69,697, which is considered a discount to the note. The Company is amortizing the discount over the life of the note and charged $8,844, $8,844, $26,532 and $25,763 to interest expense for the three and nine months ended December 31, 2007 and 2006, respectively.  On July 18, 2007, the Company issued 32,271 shares of its common stock for payment of accrued interest at June 30, 2007 in the amount of $78,908 and on December 18, 2007 issued 11,753 shares for accrued interest of $42,241(see Note 5).

During the year ended March 31, 2007, the Company issued 11 convertible notes totaling $390,000, with an interest rate of 7%, and all maturing in one year from the date of issuance. The maturity dates of the notes are between December 2007 and March 2008. As a stipulation, when the Company’s common stock reaches $4.00 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert into common stock of the Company, at the company's option, at a rate of $3.00 per share. In accordance with the convertible notes payable agreements, if the notes were convertible as of December 31, 2007, the Company would have recorded a debt discount related to the beneficial conversion feature of approximately $130,000.

NEXTPHASE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
 (Unaudited)

In June 2007, the Company and its former chairman, entered into a settlement agreement whereby the former chairman forgave notes payable in the amount of $63,000 and accrued expenses in the aggregate amount of $33,291, which was recorded as a gain on settlement of liabilities (see Note 3).

During the three months ended June 30, 2007, the Company issued 2 convertible notes totaling $150,000, with an interest rate of 7%, and all maturing in one year from the date of issuance with a stipulation when the Company’s common stock reaches $6.00 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert at the Company’s option into common stock of the Company at a rate of $3.00 per share.  If the notes were convertible at December 31, 2007, the Company would have recorded a debt discount of $150,000.  If the stock does not reach $6.00 or above for ten consecutive days, the notes are not convertible.

During the three months ended September 30, 2007, the Company issued 13 convertible notes totaling $395,000, with an interest rate of 7%, and all maturing in one year from the date of issuance with a stipulation when the Company’s common stock reaches $6.00 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert, at the Company’s option, into common stock of the Company at a rate of $3.00 per share.  If  the notes were convertible at December 31, 2007, the Company would have recorded a debt discount of $395,000.  If the stock does not reach $6.00 or above for ten consecutive days, the notes are not convertible.

During the three months ended December 31, 2007, the Company issued 6 convertible notes totaling $170,000, with an interest rate of 7%, maturing in one year from the date of issuance with a stipulation when the Company’s common stock reaches $6.00 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert, at the Company’s option, into common stock of the Company at a rate of $3.00 per share.  If the notes were convertible at December 31, 2007, the Company would have recorded a debt discount of $25,250.  If the stock does not reach $6.00 or above for ten consecutive days, the notes are not convertible.  The Company also issued 3 additional convertible notes due between ninety and 180 days in the amount of $195,000 and convertible into stock of the Company at prices between $2 and $3 per share .If the notes were converted at December 31, 2007; the Company would have recorded a debt discount of $11,742.

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

NEXTPHASE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
 (Unaudited)

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

The Company purchased shares of the Company’s common stock valued at $9,979 during the three months ended September 30,, 2006.

The Company issued 26,923 shares of common stock with a fair value of $56,538 officers in lieu of cash compensation during the three months ended December 31, 2006.

The Company issued a total of 26,047 shares of common stock with a fair value of $69,000 as interest under a note payable agreement during the three months ended December 31, 2006.

The Company issued 3,655 shares with a fair value of $6,832 to a consultant during the three months ended December 31, 2006.

The Company issued 24,000 shares of common stock valued at $40,800 pursuant to the terms of a consulting agreement, during the three months ended December 31, 2006.

The Company had the following common stock transactions during nine months ended December 31, 2007:

In May 2007, the Company issued 16,500 shares for payment of a consulting agreement in the amount of $29,700 which was recorded as an accrued liability at March 31, 2007; 28,000 shares for a settlement of a lawsuit in the amount of $78,400 and recorded as an accrued liability at March 31, 2007 and 50,000 shares valued at $130,000 for consulting services.

On July 1, 2007, the Company entered into a one year agreement for market relations support. In connection with the agreement the Company granted options to purchase 10,000 shares of common stock of the Company at prices ranging from $4.00 to $7.00 per share, the value of which was $32,000, of which $6,666 and $29,333was charged to stock-based compensation in the three months and nine months ended December 31, 2007.

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

 NEXTPHASE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
 (Unaudited)

On July 18, 2007, the Company issued 32,271 shares of its common stock for payment of accrued interest at June 30, 2007 in the amount of $78,908 (see Note 4).

On July 23, 2007, the Company entered into a consulting agreement for business advisory services for a one year period for the issuance of 50,000 shares of common stock valued at $170,000 of which $42,500 and $74,611 was charged to stock- based compensation in the three months and nine months ended December 31, 2007 and $95,889 has been recorded as prepaid consulting fee.

On August 23, 2007, the Company entered into a consulting agreement for business advisory services for a one year period for the issuance of 27,500 shares of common stock valued at $121,000, of which $51,089 was charged to stock-based compensation in the three months ended December 31, 2007and $69,911 has been recorded as a prepaid consulting fee.

On September 6, 2007   the Company entered into a consulting agreement for investor relationship services whereby the Company agreed to issue 5,250 shares of common stock valued at $26,250 of which $4,200 was charged to stock based compensation.  The stock was issued on November 6, 2007.  The stock was cancelled and the charge reversed in December 2007.  In addition, as part of the agreement, the Company agreed to issue a warrant to purchase 10,500 shares of common stock at $8.00 per share, which was valued at $52,485 and charged to stock-based compensation in the nine months ended September 30, 2007 as the warrant was immediately vested and exercisable upon issuance.

On October 23, 2007, the Company entered into a consulting agreement for financial and business planning for $40,000 which was paid in 17,778 shares of the Company’s common stock on December 18, 2007.  $7,788 was charged to stock-based compensation during the three and nine months ended December 31, 2007 and $32,222 was recorded as a prepaid consulting fee at December 31, 2007.

On November 5, 2007 the Company executed employment agreements with Messrs. Ford, Hemingway and Noyes.  In connection with the agreements, the Company granted 600,000, 600,000 and 250,000 shares to Messrs. Ford, Hemingway and Noyes respectively.  These issuances were valued at $4,550,000 and charged to stock-based compensation in the three and nine months ended December 31, 2007. The shares are subject to lock-up provisions.  Also, in connection with the agreements, The Company granted options to purchase 600,000, 600,000 and 250,000 shares of the Company’s common stock at $3.25 per share to Messrs. Ford, Hemingway and Noyes respectively. The options are exercisable for a five-year period. These options were valued at $3,270,268 and charged to stock-based compensation in the three and nine months ended December 31, 2007.

On November 5, 2007, we issued 25,000 shares to Michael Jones, Director, valued at $81,250 which was charged to stock-based compensation in the three months and nine months ended December 31, 2007.

On November 5, 2007 we issued 100,000 shares in total to five employees and one consultant. These shares were valued at $325,000 and charged to stock-based compensation in the three and nine months ended December 31, 2007

On November 5, 2007, the Company entered into a consulting agreement for business advisory services for a one-year period for the issuance of 350,000 shares of common stock valued at $1,787,500. $707,778 was charged to stock-based compensation during the three and nine months ended December 31, 2007 and $429,722 was recorded as a prepaid consulting fee at December 31, 2007.

On November 9, 2007, the Company entered into a consulting agreement for marketing services for $12,000 which was paid in the 5,333 shares of Company’s common stock based on December 18, 2007.  $1,400 was charged to stock-based compensation during the three and nine months ended December 31, 2007 and $10,600 was recorded as a prepaid consulting fee at December 31, 2007.

On December 18, 2007 the Company issued 17,000 shares to a consultant for business advisory services.  These shares were valued at $34,000 and charged to stock-based compensation in the three and nine months ended December 31, 2007.

 On December 18, 2007, the Company issued 11,753 shares of its common stock for payment of accrued interest at September 30, 2007 in the amount of $42,241 (see Note 4).

NEXTPHASE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
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

During the year ended March 31, 2007 the Company entered into a settlement agreement in which the Company was to pay $45,000.  During the Nine months ended December 31, 2007, the Company recorded an additional expense $22,222 related to the settlement agreement which was recorded in gain on settlement of liabilities.

NOTE 7 – SUBSEQUENT EVENTS

The Company issued a convertible note payable for $50,000 in January 2008.

In January 2008, the Company entered into a consulting agreement for business advisory services for a one-year period for the issuance of 170,000 shares of common stock valued at $340,000.

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

On August 3, 2004, NextPhase  consummated  a share  exchange in which it issued 2,943,000  shares  of  common  stock,  or  approximately  76% of its outstanding common stock, to the shareholders of NextPhase Technologies, Inc. ("NTI")  in  exchange  for all of the shares of NTI.  As a result, NTI became a wholly owned subsidiary of NextPhase.  NTI was formed on September 14, 2000. For accounting purposes, this transaction is considered a "reverse merger,” and the historical financial statements of NextPhase reflect the operations of NTI.  Effective on the merger date, all financial activity became generated by NextPhase and NTI became an inactive subsidiary.  On January 21, 2005 the Company changed its name to NextPhase Wireless, Inc.

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

The condensed consolidated financial statements presented include only the accounts of NTI, from its inception (September 14, 2000) through December 31, 2007, of NextPhase from August 3, 2004 through September 30, 2007, of SpeedFactory from April 6, 2006 (date of acquisition) through June 30, 2007 and INS, a division of SpeedFactory, from July 23, 2007 (date of acquisition) through December 31, 2007.

RESULTS OF OPERATIONS

Three Months ended December 31, 2007 and 2006:

For the three months ended December 31, 2007, revenue was $452,652 as compared with $531,095 with the same period in the previous year.  The reduction was due to decreased emphasis on consulting activities resulting in lower sales of products and consulting services of $26,933 and lower revenues from internet services in the amount of $51,510 in the three months ended December 31, 2007.  Internet fees were $435,902 for the three months ended December 31, 2007 as compared with $487,412 for the same period in the previous year.

Cost of revenue was $276,564 or 61.1% of revenue for the three months ended December 31, 2007, compared to $250,195 or 47.1% during the three months ended December 31, 2006.  As a result, gross profit decreased to $176,088 or 37.3% for the three months ended December 31, 2007 as compared with $280,900 for the same period in the previous year.

Selling, general, and administrative expenses were $620,205for the three months ended December 31, 2007 as compared with $464,653 for the three months ended December 31, 2006, an increase of $155,552 or approximately 33.5%. The increase was due more business and accounting advisory services resulting in increased professional fees of $41,000, in the three months ended December 31, 2007 and increase staffing of $41,000.  As a result, selling, general and administrative expenses represented 137.0% of revenue for the three months ended December 31, 2007 versus 87.4% in the same period in 2006.  The Company’s expenses will begin to reduce as a percentage of revenues as the Company follows its acquisition strategy.

Stock-based compensation expense was $9,259,201 in the three months ended December 31, 2007 as compared with $129,600 in the same period in the previous year. The increase was due to the cost will stock issued to officers as part of newly executed employment contracts ($4,550,000), options granted to officers as part of the employment contracts ($3,270,268), stock granted to employees ($325,000) and stock granted under various consulting contracts ( $1,113,933)

Depreciation expense for the three months ended December 31, 2007 and 2006 was $42,241 and $32,943 respectively. Amortization of the intangible assets acquired in the SpeedFactory and INS acquisitions was $58,000 and $35,000 for the three months ended December 31, 2007 and 2006.

The operating loss for the Company for the three months ended December 31, 2007 was $9,808,114 versus $381,296 for the same period in the prior year.  This was an increase of $ 9,426,818 of which $9,129,601 was for stock-based compensation, and $37,036 for depreciation and amortization, with the balance $260,181 being for cash items involved in the restructuring of the Company. Gain on settlement of liabilities was $36,734 during the three months ended December 31, 2007.

Interest expense, net of interest income, for the three months ended December 31, 2007 was $71,819, as compared with interest income of $23,825 for the same period in the previous year.

Net loss for the three months ended December 31, 2007 was $9,843,199 or $3.60 per share as compared with a net loss of $357,471 or $0.28 per share for the three months ended December 31, 2006. Monthly operating cash losses are now approximately $150,000 per month.  Management expects this to continue to decline as the Company continues its acquisition strategy, with four acquisition closings expected in March 2008.

Nine months ended December 31, 2007 and 2006:

For the nine months ended December 31, 2007, revenue was $1,445,096 as compared with $1,688,799 for the same period in the previous year. The reduction of $243,703 was due to decreased emphasis on consulting activities resulting in lower sales of products and consulting services of $234,746 which were $16,750 in the nine months ended December 31, 2007.  Internet fees were $1,367,802 for the nine months ended December 31, 2007 as compared with $$1,376,760 for the same period in the previous year.

Cost of revenue was $759,406 or 52.5% for the nine months ended December 31, 2007, compared to $861,210 or 51.0% during the Nine months ended December 31, 2006.  As a result, gross profit decreased to $685,689 or 17.1% for the nine months ended December 31, 2007 as compared with $827,589 for the same period in the previous year.

Selling, general, and administrative expenses were $1,883,975 for the nine months ended December 31, 2007 as compared with $1,513,715 for the nine months ended December 31, 2006, an increase of $370,260 or approximately 24.5%. The increase was due to increased staffing for growth, $226,000 and increased business advisory and accounting professional fees of $101,000 in the nine months ended December 31, 2007 and the expense for INS of $109,000. As a result, selling, general and administrative expenses represented 130.3% of revenue for the nine months ended December 31, 2007 versus 89.6% in the same period in 2006.  The Company’s expenses will begin to reduce as a percentage of revenues as the Company follows its acquisition strategy.

Stock-based compensation expense was $9,551,753 in the nine months ended December 31, 2007 as compared with $281,128 in the same period in the previous year.

Depreciation expense for the Nine months ended December 31, 2007 and 2006 was $76,802 and $63,323, respectively. Amortization of the intangible assets acquired in the SpeedFactory and INS acquisitions was $108,000 and $70,000 for the Nine months ended December 31, 2007 and 2006. . The increase was due to the cost will stock issued to officers as part of newly executed employment contracts ($4,550,000), options granted to officers as part of the employment contracts ($3,270,268), stock granted to employees ($325,000) and stock granted under various consulting contracts ( $1,406,485).

The operating loss for the Company for the nine months ended December 31, 2007 was $11,039,638 versus $1,168,520 for the same period in the prior year.  This was an increase of $9,871,118 of which $9,358,958 of the increase was for non-cash items.  The net gain for settlement of liabilities was $181,085 during the Nine months ended December 31, 2007.

Interest expense, net of interest income, for the nine months ended December 31, 2007 was $196,477 as compared with $104,016 for the same period in the previous year.

Net loss for the nine months ended December 31, 2007 was $11,050,030 or $3.40 per shares as compared with a net loss of $1,268,285 or $1.03 per share for the nine months ended December 31, 2006. Monthly operating cash losses are now approximately $150,000 per month.  Management expects this to continue to decline as the Company continues its acquisition strategy, four additional companies in the 1st calendar quarter of 2008.

Liquidity and Capital Resources

As of December 31, 2007, the Company had a cash balance of $5,370 and the Company's accumulated deficit was $16,968,740. The Company had negative working capital of $4,781,188.  Total liabilities were $5,510,407 which included accounts payable of $1,125,138, accrued expenses of $128,873, deferred revenue of $1,666,000 and notes and advances payable of $4,001,188.  The Company’s cash used in operations for the nine months ended December 31, 2007 was $864,400 and the Company currently is using $150,000 cash per month in operations.

The Company has developed a plan to integrate additional ISPs in a scalable roll-up strategy.  The Company will acquire only profitable operations, both wireless and land based, which are synergistic to the Company’s current operations. The Company has entered into letters of intent to acquire two companies which would greatly reduce the negative cash flow on a monthly basis. The Company completed the INS acquisition in July 2007 and has entered into letters of intent to acquire four additional companies. The Company has retained an investment banking firm to raise $5 million upon the receipt of which, the Company will be able to complete the acquisitions which is expected to occur in the 1st calendar quarter of 2008. Under its plans, management expects to generate positive operating cash flow during the 2nd quarter of calendar 2008. There is no assurance that management will achieve its plan. There is further no assurance that the proceeds from operating cash flows or future financings will be sufficient to obtain profitable operations. The acquisitions will be made by a cash purchase and there is no assurance that the Company will be able to raise the required capital through equity or debt offerings.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. While the Company now has an established source of revenue, it has experienced net losses of $19,686,740 since inception.  The Company has a working capital deficit of $4,781,188 at December 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

During the three months ended June 30, 2007, the Company issued 2 convertible notes totaling $150,000, with an interest rate of 7%, and all maturing in one year from the date of issuance with a stipulation when the Company’s common stock reaches $6.00 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert at the Company’s option into common stock of the Company at a rate of $3.00 per share.  If the notes were convertible at December 31, 2007, the Company would have recorded a debt discount of $150,000.  If the stock does not reach $6.00 or above for ten consecutive days, the notes are not convertible.

During the three months ended September 30, 2007, the Company issued 13 convertible notes totaling $395,000, with an interest rate of 7%, and all maturing in one year from the date of issuance with a stipulation when the Company’s common stock reaches $6.00 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert, at the Company’s option, into common stock of the Company at a rate of $3.00 per share.  If the notes were convertible at December 31, 2007, the Company would have recorded a debt discount of $395,000.  If the stock does not reach $6.00 or above for ten consecutive days, the notes are not convertible.

During the three months ended December 31, 2007, the Company issued 6 convertible notes totaling $170,000, with an interest rate of 7%, maturing in one year from the date of issuance with a stipulation when the Company’s common stock reaches $6.00 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert, at the Company’s option, into common stock of the Company at a rate of $3.00 per share.  If the notes were convertible at December 31, 2007, the Company would have recorded a debt discount of $25,250.  If the stock does not reach $6.00 or above for ten consecutive days, the notes are not convertible.  The Company also issued 3 additional convertible notes due between ninety and 180 days in the amount of $195,000 and convertible into stock of the Company at prices between $2 and $3 per share .If the notes were converted at December 31, 2007; the Company would have recorded a debt discount of $11,742.

The Company issued a convertible note payable for $50,000 in January 2008.

The Company anticipates its current cash reserves, plus its expected generation of cash from existing operations and new short-term borrowings, will only be sufficient to fund its anticipated operations through the 1st quarter of 2007. Consequently, the Company will need to raise additional debt and/or equity capital in order to finance its business plan and needs for working capital. Such financing(s), if available, may increase the risk of the Company not being able to service its debt obligations, and/or cause dilution to existing equity holders. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

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

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

 None

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 5, 2007 the Company executed employment agreements with Messrs. Ford, Hemingway and Noyes.  In connection with the agreements, the Company granted 600,000, 600,000 and 250,000 shares to Messrs. Ford, Hemingway and Noyes respectively.  These issuances were valued at $4,550,000 and charged to stock-based compensation in the three and nine months ended December 31, 2007. The shares are subject to lock-up provisions.  The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On November 5, 2007, we issued 25,000 shares to Michael Jones, Director, valued at $81,250 which was charged to stock-based compensation in the three months and nine months ended December 31, 2007. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On November 5, 2007 we issued 100,000 shares in total to five employees and one consultant. These shares were valued at $325,000 and charged to stock-based compensation in the three and nine months ended December 31, 2007. . The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On November 5, 2007 we issued 36,271 shares of our common stock valued at $78,908 to a note holder for payment of interest. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On December 18, 2007 we issued 11,753 shares of our common stock valued at $42,241 to a note holder for payment of interest. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

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

NextPhase Wireless, Inc.

February 15, 2008	By:	/s/ Robert Ford
Robert Ford
President and Chief Executive Officer