Form 10QSB/A
period 2007-12-31
NEXTPHASE WIRELESS, INC.
filed 2008-03-06
CIK 1003933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

___________________________

FORM 10-QSB /A

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31 , 2007

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

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: There are 3,913,181 shares of common stock outstanding as of February 29, 2008

Transitional Small Business Disclosure Format (check one) Yes ☐  No ☒

NEXTPHASE WIRELESS, INC.

Quarterly Report on Form 10- QSB/A for the
Quarterly Period Ending December 31, 2007

EXPLANATORY NOTE

On February 15, 2008, we filed our Quarterly Report on Form 10-QSB for the Quarter ended December 31, 2007 (the “Original Report”) with the Securities and Exchange Commission.  Our previously filed interim condensed consolidated financial statements as of December 31, 2007 and for the three and nine months ended December 31, 2007 had not been reviewed by the Company’s independent registered public accounting firm as required under Statement of Auditing Standards (“SAS”) No. 100 pursuant to Item 310(b) of the Securities and Exchange Commission’s Regulation S-B.  At the time of filing of the Original Report, the Company was unable to provide information to its independent registered public accounting firm to permit a complete review of the interim financial information included therein.

The unaudited condensed consolidated financial statements as of December 31, 2007 and for the three and nine months ended December 31, 2007 included in Part I of this Amendment No. 1 to the Original Report have been reviewed by the Company’s independent registered public accounting firm as required by SAS No. 100.  Each item has been reproduced in its entirety in this Amendment No. 1.  Our Chief Executive Officer and Chief Financial Officer have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

PART I. FINANCIAL INFORMATION

NextPhase Wireless, Inc.
Condensed Consolidated Balance Sheet
(Unaudited)

December 31,
2007
ASSETS
Current assets:
Cash	$5,370
Accounts receivable	84,630
Prepaid consulting fees	567,934
Prepaid expenses	45,203
Total current assets	703,137

Property and equipment -net	358,156
Customer lists - net	747,000
Trademarks	100,000
Supply contracts -net	39,000
Goodwill	340,000
Deposits	8,636
Total assets	$2,295,929

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,125,138
Accrued expenses	128,873
Deferred revenue	166,000
Cash advance payable	375,000
Due to officer shareholders	89,208
Notes payable - current portion	3,600,106
Total current liabilities	5,484,325

Notes payable, net of current portion, net of debt discount	26,082
Total liabilities	5,510,407

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 20,000,000 shares
authorized; no shares issued and outstanding	-
Common stock, $0.001 par value, 10,000,000 shares
authorized; 3,733,181 shares issued and outstanding	3,733
Additional paid-in capital	16,468,529
Accumulated deficit	(19,686,740)
Total stockholders' deficit	(3,214,478)
Total liabilities and stockholders' deficit	$2,295,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NextPhase Wireless, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenue
Broadband and internet	$435,902	$487,412	$1,367,802	$1,376,760
Products and consulting services	16,750	43,683	77,293	312,039
Total revenue	452,652	531,095	1,445,095	1,688,799

Cost of revenue	276,564	250,195	759,406	861,210

Gross profit	176,088	280,900	685,689	827,589
			-
Operating expenses:			-
Selling, general and administrative	620,205	464,653	1,883,975	1,513,715
Stock-based compensation	9,259,201	129,600	9,551,753	281,128
Depreciation and amortization	104,797	67,943	289,599	201,266
Total operating expenses	9,984,203	662,196	11,725,327	1,996,109
Operating loss	(9,808,115)	(381,296)	(11,039,638)	(1,168,520)

Other income (expense):
Gain on settlements of liabilities, net	36,734	-	181,085	-
Interest income (expense), net	(71,819)	23,825	(196,477)	(104,016)
Other	-	-	-	4,251
Total other income (expense), net	(35,085)	23,825	(15,392)	(99,765)

Loss before income taxes	(9,843,200)	(357,471)	(11,055,030)	(1,268,285)

Provision for income taxes	-	-	-	-

Net loss	$(9,843,200)	$(357,471)	$(11,055,030)	$(1,268,285)

Basic and diluted net loss per share	$(3.35)	$(0.28)	$(5.39)	$(1.03)

Weighted average shares outstanding	2,934,960	1,273,452	2,050,065	1,227,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NextPhase Wireless, Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)
	For the Nine Months Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(11,055,030)	$(1,268,285)
Adjustments to reconcile net loss to net
cash used in operating activities:
Gain on settlement of liabilities, net	(181,085)	-
Issuance of common stock for consulting services	5,287,001	282,128
Issuance of warrants and options for consulting services	3,352,255	-
Amortization of discount on notes payable	26,136	16,920
Amortization of prepaid consulting services	912,566
Interest expense	-	50,086
Bad debt expense	20,000	-
Depreciation and amortization	289,599	201,266
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	214,006	7,547
Other current assets	(5,800)	2,225
Other receivables	-	(46,890)
Deposits	-	(600)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	308,258	475,297
Advances payable	-	7,500
Due to officers-shareholders	89,208	-
Deferred revenue	(121,870)	13,779
Net cash used in operating activities	(864,756)	(259,027)
Cash flows from investing activities:
Purchase of furniture and equipment	(36,744)	(36,405)
Purchase of Interactive Network Services, Inc.	(342,612)	-
Purchase of company stock	-	(9,979)
Net cash used in investing activities	(379,356)	(46,384)
Cash flows from financing activities:
Proceeds from notes payable	910,000	196,132
Proceeds from cash advances payable	275,000	100,000
Principal payments on notes payable and capital leases	(7,201)	(10,639)
Proceeds from sale of common stock	-	-
Net cash provided by financing activities	1,177,799	285,493

Change in cash	(66,313)	(19,918)
Cash at beginning of period	71,683	35,847
Cash end of period	$5,370	$15,929

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$1,676
Income taxes	$-	$-
Non-cash investing and financing transactions:
Issuance of previously subscribed common stock	$-	$25,000
Cancellation of stock from legal settlements	$-	$250,000
Cancellation of stock originally issued in reverse merger	$-	$121
Beneficial conversion feature of notes payable	$-	$69,697
Acquisition of equipment under capital lease agreements and notes payable	$-	$50,650
Amortization of deferred compensation	$-	$79,000
Common stock issued for services and legal settlement	$-	$223,128
Common stock issued for accounts payable and accrued expenses	$391,554	$37,639
Note payable issued in connection with acquisition	$-	$1,500,000
Common stock issued for prepaid consulting services	$1,480,500	$-

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

Basis of Presentation
The condensed consolidated financial statements presented include only the accounts of NTI, from its inception (September 14, 2000) through December 31, 2007, of NextPhase from August 3, 2004 through December 31, 2007, of SpeedFactory from April 6, 2006 (date of acquisition) through December 31, 2007 and INS, a division of SpeedFactory from July 23, 2007 (date of acquisition) through December 31, 2007. The acquisition of INS was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141 (see Note 2). The results of operations for INS have been included in the condensed consolidated Statements of Operations since the date of acquisition. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

During the nine months ended December 31, 2007, the Company executed short-term notes for $910,000 (see Note 4). In January 2008, the Company issued a convertible note totaling $80,000 (see Note 7) with interest at 7%, due 90 days from the date of issuance. In March 2008, the Company issued a 90 day note for $60,000 with interest at 7%.  In addition, the Company received a $275,000 advance from its secured note holder in July 2007 to assist in the acquisition of INS which was finalized on July 23, 2007.

The Company has developed a plan to integrate additional Internet Service Providers (“ISPs”) in a scalable roll-up strategy.  The Company will acquire only profitable operations, both wireless and landline based, which are synergistic to the Company’s current operations in California, Georgia and New Jersey. The Company acquired the business of INS in July 2007 and has entered into a letter of intent to acquire four additional companies whose acquisitions will greatly reduce the negative cash flow on a monthly basis. The Company expects these acquisitions to be completed in April 2008. Under its plans, management expects to generate positive operating cash flow during the 3rd calendar quarter of 2008. There is no assurance that management will achieve its plan. There is further no assurance that the proceeds from operating cash flows or future financings will be sufficient to obtain profitable operations.

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

Segment Information
SFAS ("Statement of Financial Accounting Standards") No. 131, “ Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding the allocation of resources and asset performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

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

SAB No. 104 incorporates Emerging Issues Task Force Issue (“EITF”) No. 00-21, “Deliverable Revenue Arrangements.” EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF No. 00-21, on the Company's unaudited condensed consolidated financial position and results of operations was not significant.

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

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations." SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. We are currently evaluating the impact SFAS No. 141R will have on any future business combinations.

Basic and Diluted Loss per Common Share
Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period.  During the nine months ended December 31, 2007 and 2006, the Company had 494,625 and -0- potentially dilutive securities which were excluded in the calculation of the weighted average number of shares outstanding because they would be anti-dilutive.

The Company has changed its method in calculating the weighted average of common shares from the method used in the filing on February 15, 2008 which resulted in an increased in the weighed average of common shares to compute the basic and dilutive net loss per share for the three months and nine months ended December 31, 2007. The previous loss per share was $3.60 and $5.42 for the three months and nine months ended December 31, 2007 and have been restated to a loss per share of $3.35 and $5.39 for the respective periods.

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
	$1,500,000

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

The trademarks are deemed to have an indefinite life and, accordingly, are not being amortized, but will be subject to periodic impairment testing at future periods in accordance with SFAS No. 142. The customer lists and supply contracts will be amortized based on estimated weighted cash flows over their lives. Amortization expense for the three months and nine months ended December 31, 2007 and 2006 was $52,000, $49,000, $156,000 and $147,000 respectively.

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

 NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenues
INS	$-	$134,694	$93,785	$393,536
NextPhase	452,652	531,095	1,445,095	1,688,799
Total Revenues	$452,652	$665,789	$1,538,880	$2,082,335

Net Income (Loss)
INS	$-	$583	$(15,124)	$(49,311)
NextPhase	(9,843,200)	(357,471)	(11,055,030)	(1,268,285)
	$(9,843,200)	$(356,888)	$(11,070,154)	$(1,317,596)

NextPhase, as reported
Loss per share	$(3.35)	$(0.28)	$(5.39)	$(1.03)
Pro forma
Loss per share	$(3.35)	$(0.28)	$(5.40)	$(1.07)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

For the nine months ended December 31, 2006

The Company made principal payments in the amount of $9,100 on a note payable to an ex-Company officer.  Principal in the amount of $0 remained outstanding under this note at December 31, 2006.

The Company issued an aggregate of 12,000 shares of common stock valued at $60,000 to two officers in lieu of cash salary during the three months ended March 31, 2006.  The value of these shares was accrued during the three months ended March 31, 2006.

The Company issued an aggregate of 45,000 shares of common stock valued at $126,000 to two officers as a bonus for the year ended March 31, 2006. The value of these shares was accrued during the three months ended March 31, 2006.

The Company's chairman personally guaranteed payment on a note from the Company to a lender in the amount of $50,650 with regard to the acquisition of a Company vehicle.

The Company has a line of credit with America Express of $4,400. The Company's ex-Chairman co-signs on this line of credit. At December 31, 2006 the Company had an outstanding balance on the credit card of $2,514.

The Company had a line of credit with Bank of America of $25,000. The Company's ex-Chairman had co-signed on this line of credit. At December 31, 2006 the Company had an outstanding balance on the credit card of $20,085.

The Company's ex-Chairman made payments on the Company's behalf in the amount of $7,534, during the three months ended December 31, 2006.

The Company issued 11,538 shares of common stock with a fair value of $24,231 to its President and Chief Executive Officer in lieu of cash salary.

NEXTPHASE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
 (Unaudited)

The Company issued 11,538 shares of common stock with a fair value of $24,231 to its ex-Chairman in lieu of cash salary.

For the nine months ended December 31, 2007

In June 2007, the Company and its former chairman entered into a settlement agreement whereby the former chairman forgave notes payable and accrued expenses in the aggregate amount of $96,291, which was recorded in gain on settlement of liabilities-net in the accompanying unaudited condensed consolidated statements of operations.

In November 2007, the Company executed employment agreements with Messrs. Ford, Hemingway and Noyes.  In connection with the agreements, the Company granted 600,000, 600,000 and 250,000 shares to Messrs. Ford, Hemingway and Noyes respectively as signing bonuses.  These issuances were valued at $4,712,500 and the shares are subject to lock-up provisions.  Also, in connection with the agreements, the Company granted options to purchase 600,000, 600,000 and 250,000 shares of the Company’s common stock at $3.25 per share to Messrs. Ford, Hemingway and Noyes, respectively. The options are fully vested and are exercisable for a three -year period. These options were valued at $3,270,368.

In November 2007, the Company issued 25,000 shares to Michael Jones, Director, valued at $81,250.

From time to time the officer shareholders have advanced funds to the Company.  As of December 31, 2007, $89,208 was due to officer-shareholders.

NOTE 4 – NOTES PAYABLE

At December 31, 2007 notes payable and capital leases consisted of the following:
	Total	Current	Long-Term

Secured convertible note payable, interest at 6%, due April 2008	$2,300,000	$2,300,000	$-
Less discount	(8,858)	(8,858)	-
Convertible notes, interest at 7%, due between December 2007 and December 2008	1,300,000	1,300,000	-
Automobile loan, interest at 5.9%, $924 monthly, due May 2011	35,046	8,964	26,082
	$3,626,188	$3,600,106	$26,082

Advance payable on demand, interest at 9%	$375,000	$375,000	$-

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

During the three months ended December 31, 2007, the Company issued 5 convertible notes totaling $170,000, with an interest rate of 7%, maturing in one year from the date of issuance with a stipulation when the Company’s common stock reaches $6.00 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert, at the Company’s option, into common stock of the Company at a rate of $3.00 per share.  If the notes were converted at December 31, 2007, the Company would have recorded a debt discount of $170,000.  If the stock does not reach $6.00 or above for ten consecutive days, the notes are not convertible.  The Company also issued 3 additional convertible notes due between 90 and 180 days from the date of issuance in the amount of $195,000 and convertible into stock of the Company at prices between $2 and $3 per share

On July 13, 2007, the Company issued a convertible promissory note for $85,920 for accrued liabilities of the same amount.  The note was due in one year with interest at 7% and is convertible at $0.15 per share into the Company’s common stock at the holder’s option.  This note and accrued interest was converted into 28,868 shares of the Company’s common stock on August 22, 2007.

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

The Company purchased shares of the Company’s common stock valued at $9,979 during the three months ended September 30, 2006.

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

The Company charged to operations $26,429 of deferred compensation during the three months ended December 31, 2006.

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

On July 1, 2007, the Company entered into a one year agreement for market relations support. In connection with the agreement the Company granted options to purchase 10,000 shares of common stock of the Company at prices ranging from $4.00 to $7.00 per share, the value of which was $32,000, of which $6,666 and $29, 333 was charged to stock-based compensation in the three months and nine months ended December 31, 2007, respectively.

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

On July 23, 2007, the Company entered into a consulting agreement for business advisory services for a one year period for the issuance of 50,000 shares of common stock valued at $170,000 of which $42,500 and $74,611 was charged to stock- based compensation in the three months and nine months ended December 31, 2007, respectively and $95,389 has been included as prepaid consulting fees at Decemeber 31, 2007.

On August 23, 2007, the Company entered into a consulting agreement for business advisory services for a one year period for the issuance of 27,500 shares of common stock valued at $121,000, of which $69,911 and $121,000 was charged to stock-based compensation in the three and nine months ended December 31, 2007.

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

On October 23, 2007, the Company entered into a consulting agreement for financial and business planning for $40,000 which was paid in 17,778 shares of the Company’s common stock on December 18, 2007.  $7,788 was charged to stock-based compensation during the three months ended December 31, 2007 and $32,222 was recorded as prepaid consulting fees at December 31, 2007.

On November 5, 2007 the Company executed employment agreements with Messrs. Ford, Hemingway and Noyes.  In connection with the agreements, the Company granted 600,000, 600,000 and 250,000 shares as signing bonuses to Messrs. Ford, Hemingway and Noyes, respectively.  These issuances were valued at $4,712,500 and charged to stock-based compensation in the three months ended December 31, 2007. The shares are subject to lock-up provisions.  Also, in connection with the agreements, The Company granted options, which immediately vested  to purchase 600,000, 600,000 and 250,000 shares of the Company’s common stock at $3.25 per share to Messrs. Ford, Hemingway and Noyes, respectively. The options are exercisable for a three-year period. These options were valued at $3,270,368 and charged to stock-based compensation in the three months ended December 31, 2007.

On November 5, 2007, the Company issued 25,000 shares to Michael Jones, Director, for services rendered valued at $81,250 which was charged to stock-based compensation in the three months ended December 31, 2007.

On November 5, 2007 the Company issued 100,000 shares in total to five employees and one consultant for services rendered. These shares were valued at $325,000 and charged to stock-based compensation in the three months ended December 31, 2007

On November 5, 2007, the Company entered into a consulting agreement for business advisory services for a one-year period for the issuance of 350,000 shares of common stock valued at $1,137,500 . $707,778 was charged to stock-based compensation during the three months ended December 31, 2007 and $429,722 was recorded as prepaid consulting fees at December 31, 2007.

On November 9, 2007, the Company entered into a consulting agreement for marketing services for $12,000 which was paid with the issuance in the 5,333 shares of Company’s common stock. $1,400 was charged to stock-based compensation during the three months ended December 31, 2007 and $10,600 was recorded as prepaid consulting fees at December 31, 2007.

On December 18, 2007 the Company issued 17,000 shares to a consultant for business advisory services.  These shares were valued at $38,250 and charged to stock-based compensation in the three months ended December 31, 2007.

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

NOTE 7 – SUBSEQUENT EVENTS

The Company issued a convertible note payable for $80,000 in January 2008.

In January 2008, the Company entered into a consulting agreement for business advisory services for a one-year period with the issuance of 170,000 shares of common stock valued at $340,000.  In January 2008 the Company entered in a consulting agreement for legal services for a one-year period to be paid with the issuance of 35,000 shares of common stock valued at $70,000.  In January 2008 the Company entered into an investor relations consulting agreement with the issuance of 10,000 shares of common stock valued at $20,000 and the issuance of five year warrants to purchase 100,000 shares at $3 per share and 100,000 shares at $4 per share which were valued at $303,000.

In March 2008, the Company issued a note payable for $60,000.  The Company entered into a consulting agreement for public relations services with the issuance of 10,000 shares of common stock valued at $20,000.

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

The condensed consolidated financial statements presented include only the accounts of NTI, from its inception (September 14, 2000) through December 31, 2007, of NextPhase from August 3, 2004 through December 31, 2007, of SpeedFactory from April 6, 2006 (date of acquisition) through December 31, 2007 and INS, a division of SpeedFactory, from July 23, 2007 (date of acquisition) through December 31, 2007.

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

Selling, general, and administrative expenses were $620,205 for the three months ended December 31, 2007 as compared with $464,653 for the three months ended December 31, 2006, an increase of $155,552 or approximately 33.5%. The increase was due more business and accounting advisory services resulting in increased professional fees of $41,000, in the three months ended December 31, 2007 and increase staffing of $41,000.  As a result, selling, general and administrative expenses represented 137.0% of revenue for the three months ended December 31, 2007 versus 87.4% in the same period in 2006.  The Company’s expenses will begin to reduce as a percentage of revenues as the Company follows its acquisition strategy.

Stock-based compensation expense was $9,259,201 in the three months ended December 31, 2007 as compared with $129,600 in the same period in the previous year. The increase was due to the cost of stock issued to officers as part of newly executed employment contracts ($4,712,500), options granted to officers as part of the employment contracts ($3,270,368), stock granted to employees ($325,000) and stock granted under various consulting contracts ($951,333)

Depreciation expense for the three months ended December 31, 2007 and 2006 was $46,797 and $32,943 respectively. Amortization of the intangible assets acquired in the SpeedFactory and INS acquisitions was $58,000 and $52,000 for the three months ended December 31, 2007 and 2006.

The operating loss for the Company for the three months ended December 31, 2007 was $9,808,115 versus $381,296 for the same period in the prior year. This was an increase of $9,426,819 of which $9,129,601 was for stock-based compensation, and $36,854 for depreciation and amortization, with the balance $260,363 being for cash items involved in the restructuring of the Company. The net gain on settlement of liabilities was $36,734 during the three months ended December 31, 2007.

Interest expense, net of interest income, for the three months ended December 31, 2007 was $71,819, as compared with interest income of $23,825 for the same period in the previous year.

Net loss for the three months ended December 31, 2007 was $9,843,200 or $3.35 per share as compared with a net loss of $357,471 or $0.28 per share for the three months ended December 31, 2006. Monthly operating cash losses are now approximately $150,000 per month.  Management expects this to continue to decline as the Company continues its acquisition strategy, with four acquisition closings expected in March 2008.

Nine months ended December 31, 2007 and 2006:

For the nine months ended December 31, 2007, revenue was $1,445,095 as compared with $1,688,799 for the same period in the previous year.  The reduction of $243,704 was due to decreased emphasis on consulting activities resulting in lower sales of products and consulting services of $234,746 which were $77,293 in the nine months ended December 31, 2007.  Internet fees were $1,367,802 for the nine months ended December 31, 2007 as compared with $1,376,760 for the same period in the previous year.

Cost of revenue was $759,406 or 52.5% of revenue for the nine months ended December 31, 2007, as compared to $861,210 or 51.0% of revenue during the nine months ended December 31, 2006.  As a result, gross profit decreased to $685,689 or 17.1% for the nine months ended December 31, 2007 as compared with $827,589 for the same period in the previous year.

Selling, general, and administrative expenses were $1,883,975 for the nine months ended December 31, 2007 as compared with $1,513,715 for the nine months ended December 31, 2006, an increase of $370,260 or approximately 24.5%. The increase was largely due to increased staffing for growth, $226,000 and increased business advisory and accounting professional fees of $101,000 in the nine months ended December 31, 2007 and the expense for INS of $109,000.    As a result, selling, general and administrative expenses represented 130.3% of revenue for the nine months ended December 31, 2007 versus 89.6% in the same period in 2006.  The Company’s expenses will begin to reduce as a percentage of revenues as the Company follows its acquisition strategy.

Stock-based compensation expense was $9,551,753 in the nine months ended December 31, 2007 as compared with $281,128 in the same period in the previous year.  This amount included $5,118,750 for 1,575,000 shares granted to officer, a director and employees and $3,270,368 which represents the value of stock options for 1,450,000 shares at $3.25 per share granted to management.

Depreciation expense for the nine months ended December 31, 2007 and 2006 was $123,599 and $201,266, respectively. Amortization of the intangible assets acquired in the SpeedFactory and INS acquisitions was $166,000 and $156,000 for the nine months ended December 31, 2007 and 2006.

The operating loss for the Company for the nine months ended December 31, 2007 was $11,039,638 versus $1,168,520 for the same period in the prior year. This was an increase of $9,871,118 of which $9,551,753 of the increase was for non-cash items. The net gain for settlement of liabilities was $181,085 during the nine months ended December 31, 2007.

Interest expense, net of interest income, for the nine months ended December 31, 2007 was $196,477 as compared with $104,016 for the same period in the previous year.

Net loss for the nine months ended December 31, 2007 was $11,050,030 or $5.39 per shares as compared with a net loss of $1,268,285 or $1.03 per share for the nine months ended December 31, 2006. Monthly operating cash losses are now approximately $150,000 per month.  Management expects this to continue to decline as the Company continues its acquisition strategy, four additional companies in the 2nd calendar quarter of 2008.

Liquidity and Capital Resources

As of December 31, 2007, the Company had a cash balance of $5,370 and the Company's accumulated deficit was $19,686,740. The Company had negative working capital of $4,781,188.  Total liabilities were $5,510,407 which included accounts payable of $1,125,138, accrued expenses of $128,873, deferred revenue of $166,000 and notes and advances payable of $4,001,188.  The Company’s cash used in operations for the nine months ended December 31, 2007 was $864,756and the Company currently is using $150,000 cash per month in operations.

The Company has developed a plan to integrate additional ISPs in a scalable roll-up strategy.  The Company will acquire only profitable operations, both wireless and land based, which are synergistic to the Company’s current operations. The Company has entered into letters of intent to acquire two companies which would greatly reduce the negative cash flow on a monthly basis. The Company completed the INS acquisition in July 2007 and has entered into letters of intent to acquire four additional companies. The Company has retained an investment banking firm to raise $5 million upon the receipt of which, the Company will be able to complete the acquisitions which is expected to occur in the 2nd calendar quarter of 2008. Under its plans, management expects to generate positive operating cash flow during the 3rd quarter of calendar 2008. There is no assurance that management will achieve its plan. There is further no assurance that the proceeds from operating cash flows or future financings will be sufficient to obtain profitable operations. The acquisitions will be made by a cash purchase and there is no assurance that the Company will be able to raise the required capital through equity or debt offerings.

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

During the three months ended December 31, 2007, the Company issued 5 convertible notes totaling $170,000, with an interest rate of 7%, maturing in one year from the date of issuance with a stipulation when the Company’s common stock reaches $6.00 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert, at the Company’s option, into common stock of the Company at a rate of $3.00 per share.  If the notes were converted at December 31, 2007, the Company would have recorded a debt discount of $170,000.  If the stock does not reach $6.00 or above for ten consecutive days, the notes are not convertible.  The Company also issued 3 additional convertible notes due between 90 and 180 days in the amount of $195,000 and convertible into stock of the Company at prices between $2 and $3 per share

In January 2008, the Company issued a convertible note totaling $80,000 with interest at 7%, due 90 days from the date of issuance. In March 2008, the Company issued a 90 day note for $60,000 with interest at 7%.

The Company anticipates its current cash reserves, plus its expected generation of cash from existing operations and new short-term borrowings, will only be sufficient to fund its anticipated operations through the 1st quarter of 2008 . Consequently, the Company will need to raise additional debt and/or equity capital in order to finance its business plan and needs for working capital. Such financing(s), if available, may increase the risk of the Company not being able to service its debt obligations, and/or cause dilution to existing equity holders. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

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

SAB 104 incorporates Emerging Issues Task Force Issue (“EITF”) No. 00-21, “Deliverable Revenue Arrangements.” EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF No. 00-21 on the Company's consolidated financial position and results of operations was not significant.

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

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations." SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. We are currently evaluating the impact SFAS No. 141R will have on any future business combinations.

ITEM 3. CONTROLS AND PROCEDURES .

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

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 5, 2007 the Company executed employment agreements with Messrs. Ford, Hemingway and Noyes.  In connection with the agreements, the Company granted 600,000, 600,000 and 250,000 shares to Messrs. Ford, Hemingway and Noyes respectively.  These issuances were valued at $4,712,500 and charged to stock-based compensation in the three ended December 31, 2007. The shares are subject to lock-up provisions.  The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On November 5, 2007, the Company granted options to purchase 600,000, 600,000 and 250,000 shares of the Company’s common stock at $3.25 per share to Messrs. Ford, Hemingway and Noyes, respectively. The options are fully vested and are exercisable for a three -year period. These options were valued at $3,270,368. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On November 5, 2007, we issued 25,000 shares to Michael Jones, Director, valued at $81,250 which was charged to stock-based compensation in the three months ended December 31, 2007. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On November 5, 2007 we issued 100,000 shares in total to five employees and one consultant. These shares were valued at $325,000 and charged to stock-based compensation in the three months ended December 31, 2007. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On November 5, 2007 we issued 32 ,271 shares of our common stock valued at $78,908 to a note holder for payment of interest. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On December 18, 2007 we issued 11,753 shares of our common stock valued at $42,241 to a note holder for payment of interest. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

During the three months ended December 31, 2007, the Company issued 5 convertible notes totaling $170,000, with an interest rate of 7%, maturing in one year from the date of issuance with a stipulation when the Company’s common stock reaches $6.00 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert, at the Company’s option, into common stock of the Company at a rate of $3.00 per share.  If the notes were converted at December 31, 2007, the Company would have recorded a debt discount of $170,000.  If the stock does not reach $6.00 or above for ten consecutive days, the notes are not convertible.  The Company also issued 3 additional convertible notes due between 90 and 180 days from the date of issuance in the amount of $195,000 and convertible into stock of the Company at prices between $2 and $3 per share

None of the sales of securities described above have been registered with the Securities and Exchange Commission because they are believed to be exempt from registration under the Securities Act of 1933 pursuant to Regulation D, Rule 506, promulgated thereunder or generally section 4(2) of the Act. Each purchaser represented his, her or its intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. The stock certificates issued in each case contain an appropriate legend identifying each as restricted stock.

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

NextPhase Wireless, Inc.

March 6 , 2008	By:	/s/ Robert Ford
Robert Ford
President and Chief Executive Officer