Form 10KSB
period 2008-03-31
NEXTPHASE WIRELESS, INC.
filed 2008-07-15
CIK 1003933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008

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

State issuer's revenues for its most recent fiscal year: $1,890, 040
The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked price of such common equity as of July 8 2008, was $ $933,410.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer's common stock as of July 07, 2008 was 5,461,181 shares.

DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

NEXTPHASE WIRELESS, INC.

TABLE OF CONTENTS

		PAGE
PART I.

Item 1.	Description of Business	1
Item 2.	Description of Property	10
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10

PART II.

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	11
Item 6.	Management’s Discussion and Analysis or Plan of Operation	12
Item 7.	Financial Statements (included after Part III Item 14, beginning on page 29)	20
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	20
Item 8A.	Controls and Procedures	20
Item 8B.	Other Information	21

PART III.

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act	22
Item 10.	Executive Compensation	24
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	27
Item 12.	Certain Relationships and Related Transactions, and Director Independence	27
Item 13.	Exhibits and Reports	28
Item 14.	Principal Accountant Fees and Services	28
Financial Statements		F1 – F5
Signature Page
Exhibit Index

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

ITEM 1. DESCRIPTION OF BUSINESS

General

NextPhase Wireless, Inc. (“NextPhase” “we”,” us” “our” or the “Company”) The following is intended as a summary of certain matters relating to NextPhase Wireless, Inc. (the “Company”) and is qualified in its entirety by the more detailed information appearing elsewhere in this document, including all Exhibits hereto, which are hereby incorporated by this reference.  In this document, “NextPhase”, “we”, “us” and “our” refer to the Company and its subsidiaries.

Since mid-2005, we have been executing a business plan to position NextPhase as a nationwide developer of WiMAX-ready networks and a provider of advanced wired and wireless broadband connectivity solutions to businesses, public school systems, municipalities and other government agencies.  With a mission to build a device-agnostic, WiMAX-ready, wireless broadband connectivity/content delivery platform serving all 48 contiguous U.S. states, using licensed WiMAX and LMDS spectrum bands.

In addition, we recently secured licensed LMDS (Local Multipoint Distribution Service) spectrum on a 10 year lease agreement.  With this spectrum, we can more cost-effectively provide high-capacity connections and deliver our NextPhaseSM CONNECT family of high quality wireless broadband solutions that meet the demands of mobile and wireline voice, data, VoIP and video applications.

Also, we successfully received a nationwide license to provide WiMAX wireless services in the newly released 3.65 GHz band (3650-3700 MHz), which was granted by the FCC in January 2008.  Initial testing and deployment of the NextPhaseSM MAX.CONNECT WiMAX services is on schedule, and will commence roll-out in key Southern California markets by early 3rd quarter 2008.

We are actively engaged in designing, deploying and operating our own proprietary, nationwide WiMAX-ready wireless network, and offering next-generation broadband connectivity products and services to customers located primarily in secondary (non-metropolitan) U.S. markets.

NextPhase is executing a series of complementary business strategies to build and support a nationwide broadband wireless network based on WiMAX, a more powerful relative of Wi-Fi technology.  Currently, we provide wireless coverage in California with offices in California and New Jersey.  NextPhase’s expanding wireless broadband network is currently one of only a few WiMAX-ready networks in the United States that is capable of delivering up to 1.0 Gbps of raw data.

We are extending our national wireless "footprint" by negotiating the deployment of network repeaters at strategic geographic locations throughout the country, as well as through strategic alliances and highly targeted acquisitions.  By broadening our range of connectivity offerings to include DSL, T1, ATM, Frame Relay and Satellite circuits in addition to our wireless capabilities, we are also able to provide a full range of connectivity services to customers outside our physical "footprint" and are empowered to develop value-added redundancy and failover offerings by combining multiple best-of-breed technologies and bundling advanced service offerings.

Business Model

Unlike others within the wireless broadband industry who are executing a ‘build it and they will come’ business model, our growth strategy provides for the acquisition of profitable local and regional ISPs in secondary (non-metropolitan) markets that have already established customer bases comprised of business users, public school systems, government agencies and municipalities.  Our post-acquisition integration process then provides for the overlay of physical wireline network footprints with WiMAX-ready wireless networks, and the migration of the existing customer base to wireless circuits.  As a result, we are able to provide our acquired customers with a wider range of premium broadband connectivity solutions at more favorable pricing than prevailing wireline offerings, while achieving significantly improved margins.

We have chosen to pursue acquisitions in specific geographical regions that meet certain criteria.  We have a well-defined M&A process which rapidly qualifies potential target companies against a series of selection criteria: strong historical revenue generation, profit growth potential and established wireline or wireless networks.

Demand for bandwidth has grown at an compound annual growth rate of 100% from 1996 to 2006, and this trend, being driven in particular by the rapid growth of video content delivery via the Internet, is forecast to continue over the next several years (source: Nemertes Research).  The study goes on to suggest that while "core fiber and switching/routing resources will scale nicely to support virtually any conceivable user demand, Internet access infrastructure, specifically in North America, will likely cease to be adequate for supporting demand within the next three to five years."

Much of this growth was possible without significant investment in additional infrastructure because of the huge amounts of surplus capacity left over from the ‘dot com’ boom (e.g. dark fiber, etc.).  As this excess capacity has now effectively been consumed, there is an imminent need for significant investment in backhaul capabilities, if carriers are to deliver on the promise of 3G and WiMAX technologies (Source: ABI Research).  Global CAPEX for backhaul is forecast to increase from $14 billion in 2007 to $23 billion in 2012, with OPEX expected to rise from $1 billion to $6 billion during the same period.

By acquiring licensed LMDS spectrum, we are well positioned to provide backhaul capabilities to Telco’s and other service providers.

Microwave backhaul has significant advantages in both cost (traditional technologies typically cost 10-12X more to enable the same level of service) and time to deploy.

The cellular service providers (i.e. AT&T, Verizon, Sprint, etc.) have seen similar dramatic growth, as their customers demand ‘any time, any place’ voice and data services:

•	an 18X increase in minutes of use from 63 billion in 1997 to 1.1 trillion in 2004;

•	an almost 4X increase in the number of wireless customers from 55 million in 1997 to over 180 million in 2004; and

•	a 40 times increase in wireless data revenues from under $100 million in 1997 to over $4 billion in 2004.

This massive growth has strained their networks, and while they continue to add additional cell towers (currently, there are approximately 450,000 cell towers across the US), they are now looking to expand capacity in other ways.  The most cost-effective method of increasing capacity, and why NextPhase is aggressively targeting this market segment, is by upgrading the backhaul capabilities.  Many of the existing cell towers use copper telephone lines for backhaul, and so other technologies need to be considered. Fiber satisfies the requirements in terms of additional capacity, but it is very costly and time-consuming to deploy.  All of the major cellular service providers have significant spectrum holdings, but it is more cost-effective to use that spectrum to deliver services to their customers, and use LMDS microwave spectrum from service providers such as NextPhase for their backhaul needs.

By exploiting our full-service capabilities, leveraging our relationships with best-of-breed equipment suppliers and solution providers,  and promoting acquired and organic expansion of our national network’s footprint, we believe we are able to offer broadband connectivity services that are both competitive with, and complementary to, existing wireline and wireless networks.  Our customers have access to the same rich content, applications and services as those offered by wireline broadband service providers, while also enjoying the freedom and flexibility of ‘any time, any place, any device’ access and connectivity.  Moreover, with the advent of network-ready mobile devices, such as iPods, smart phones, VoIP and wireless streaming media, we believe we will be ideally positioned to handle the impending broadband traffic for these devices and support the anticipated future growth in broadband demand.

Market Opportunity

By exploring why we believe wireless spectrum (and in particular, licensed wireless spectrum) is so valuable, and why we believe that wireless connectivity is entering a period of rapid growth and increased market share, it is necessary to first understand some of the underlying trends.  From 2000 to 2006, aggregate bandwidth demand grew by 100% per year (Source: Nemertes Research), as the world became more interconnected.  Consumers and businesses alike are increasingly communicating, collaborating and transacting online, and consuming ever-increasing amounts of bandwidth to do so.  Whether at work or at play, we’re creating, consuming and sharing content (text, images, music, video) in ever-increasing amounts.  In order to put this 100% compound annual growth rate (CAGR) into perspective, let’s take a look at a single company, Youtube.  In 2006, Youtube (which only started up in February 2005) was responsible for 27 Petabytes (1 Petabyte = 1 quadrillion bytes = 1000 terabytes) of demand.  That is approximately the same amount of bandwidth that the whole Internet used in 2000.

The only reason that a single company was able to generate so much traffic in a very short period of time, and without impacting the overall level of service for all Internet users was that they were able to take advantage of the huge amount of surplus capacity left over from the dot-com boom and subsequent bust.  During that period (1998-2001), several hundred billion dollars were spent on installing network capacity to meet not only current demand, but optimistic expectations of future demand.  The exponential growth in demand for full motion video and other high throughput applications has consumed much of that excess capacity.  Research indicates that significant investment is now required, particularly in backhaul, if services providers are to continue to deliver higher-capacity circuits and the increased mobility promised by 3G and WiMAX technologies.  In a recent study, ABI Research forecasted that global CAPEX for backhaul will increase from $14 billion in 2007 to $23 billion in 2012, with OPEX also expected to rise from $1 billion to $6 billion during the same period.

Different spectrum bands exhibit different properties that make them more or less suited for different end-uses.  Lower frequencies, such as the recently auctioned 700MHz has superior propagation characteristics, meaning that it will go through buildings and trees, and cover longer distances, which means that you need less infrastructure (which means lower CAPEX costs) to service a given population.  The downside to the lower frequencies is that it has a lower payload, or data capacity.  As you move up through the bands (many of which have already been allocated for other purposes, you start to lose distance and non-line of sight (NLOS) properties, but the payload / data capacity goes up.

Prior to the deployment of fiber during the dotcom boom, telecom companies regularly used licensed spectrum (6GHz and 11GHz) to backhaul phone services across the US.  Given the exponential growth in bandwidth consumption, the reduction in excess fiber capacity, and the mismatch between where that fiber is and where the demand is (“any time, any place” mobility means demand comes from locations that weren’t built out in 1998 - 2001), telecom companies and other service providers are increasingly utilizing licensed spectrum.  In upgrading our backhaul to licensed spectrum in 2006 and 2007, we learned that that 11GHz links were unavailable in several key areas and that 18 Ghz links were also increasingly in demand.  Extrapolating this trend nationally, we determined that we needed to secure our own licensed spectrum, which we announced in December 2007.

While we position ourselves as a “nationwide developer of WiMAX-ready networks and provider of advanced wireless broadband solutions”, we pride ourselves on being ‘technology agnostic’, understanding the relative pros and cons of each connectivity technology, and how they can be combined to truly deliver cost-effective solutions.  In addition to the faster deployment and reduced deployment costs already discussed, wireless technologies have significant advantages over traditional wireline technologies in terms of scalability and flexibility.

•
Scalability – In looking at traditional wireline options (e.g. dial-up, DSL, cable, T1, DS-3, Fiber), we see a series of disparate technologies, each of which enable delivery of a subset of services with common characteristics (e.g. asynchronous / synchronous, best effort / SLA, provision-ability (distance, capacity, etc.)).  Often, as your needs grow, you outgrow your wireline technology, and there are significant switching costs, and migration challenges.  With wireless technologies, we have the ability to remotely configure the service level, via the connection itself.  Without switching out the Customer Premises Equipment (CPE), we can remotely increase a circuit from 1Mbps up to 30Mbps, or any level in between.

•
Flexibility – In addition to the flexibility to increase the size of the circuit ‘on the fly’, we can also shape the circuit (in terms of how the bandwidth is split between download and upload), to meet the changing needs of the customer.  In comparison, if a wireline T1 customer (1.5Mbps up/1.5 Mbps down) wanted to double their bandwidth, they would have to provision a second T1 connection, and then they would have to be bonded together (using additional equipment, and at additional cost) for the two circuits to behave as if they were a single  circuit

Business Strategy

NextPhase has adopted a business-back approach to those markets identified as offering potential for sustainable growth.  In order to determine the basis for differentiation and business strategy, we develop a deep understanding of our target markets.  This includes customers, competitors, value chains, leverage points, and the strategic opportunities that they represent.  These opportunities are then assessed against our own capabilities and competitive advantages, with potential strategies evaluated in light of anticipated competitive responses and market developments.

Our underpinning marketing strategy is centered on locating, attracting and retaining customers.  Our approach involves establishing and validating our Company’s senior executives as thought leaders within the wireless broadband industry – with special emphasis on mainstream adoption of WiMAX; building relationships with key industry participants; and developing strong, recognizable brands in the marketplace.  We see the ISP industry in transition, with the traditional ‘pipe’ business rapidly being commoditized, and the opportunity being to focus on the applications that the pipe carries (e.g. Voice over IP (VoIP), Software as a Service (SAAS), Virtual Private Networks (VPNs), etc.), the reliability and security of the service (e.g. redundancy, proactive monitoring & alerting, remote backups, disaster recovery, business continuity, etc.) and the seamless integration with other platforms and services.  While commodity ‘pipe’ customers can, and will, switch providers on cost alone, customers who are looking for improved levels of service and increased functionality tend not to switch.

Having acquired new customers (either through acquisition or organic growth), our focus is to deepen our relationship with them, learning more about their unmet needs, and presenting them with products and services that meet those needs and make their lives easier.  Our intent is that over time, we become our customers’ “trusted advisor”, as we listen to their needs, satisfy those needs, and deepen our relationship in the process.  This will reduce customer churn, and significantly increase Average Revenue Per User (ARPU).

From a customer perspective, NextPhase is intent on initially optimizing revenue growth through focused marketing initiatives targeting:

•
Small- to Mid-Size Businesses (SMBs).  SMBs are not well served by traditional connectivity technologies.  As they are often physically located outside the footprint of cable providers, who generally focus on residential markets, their choices are often limited to services provided by their telephone service provider, such as DSL and T1 circuits.  The majority of DSL services are asynchronous in nature, with faster download speeds than upload capabilities.  This can result in bottlenecks for companies who need to transmit a lot of data.  While T1s offer fast, synchronous connections (1.5 Mbps each way), they are relatively expensive for small businesses, generally have long installation lead times, and are not scalable as connectivity and bandwidth needs grow.  NextPhase has developed a range of flexible, scalable and cost-effective solutions that address the specialized needs of SMBs, thus freeing them to focus on growing their businesses.

•
Tier 1 Municipal Markets.  Many of these high profile projects are being won by large scale system integrators, who often have relatively little in-house expertise in wireless integration and implementation and in RF projects in general.  We are still relatively early in the life cycle for projects of this nature, with few deployments of this size or level of complexity.  From a capital perspective, the technologies being deployed are not yet mass market and so the associated economies of scale are not yet realizable.  Nonetheless, by positioning ourselves as a trusted advisor to the general contractors responsible for these large-scale projects, we have an opportunity to leverage our experience and expertise, allowing us to maximize our returns while minimizing our levels of risk and exposure.

•
TIER 2/3 Municipal Markets.  While competition to build out wireless capabilities in Tier 1 markets has been intense (where traditional connectivity technologies are often readily available, or at least available in the high-margin neighborhoods), smaller cities are often overlooked and underserved by traditional providers who have been slow or reluctant to build out wireless broadband infrastructure in these markets.  While these markets often escape the `loss leader' predatory pricing seen in the Tier 1 markets, the lower density and often lower percentage of high-margin business customers results in more complex, multi-use networks (e.g. public, commercial, government and public safety traffic, all utilizing the same network infrastructure) being the only way that the projects can be made viable.  NextPhase's integration capabilities are key differentiators in this segment, and we are partnering with wireless equipment manufacturers, municipalities and agencies in designing, deploying, operating and supporting complex (often multi-use) wireless networking solutions.

•
Vertical Markets – Public Security.  There are very few wireless applications more critical than those related to emergency first response and public safety.  Through funding initiatives sponsored by the U.S. Department of Homeland Security, many law enforcement/first responder agencies throughout the country are choosing to deploy new wireless 4.9 GHz networks for providing improved security, throughput and reliability for wireless transmission of voice, video and data from IP surveillance cameras, mobile and fixed radio communications systems and the Internet, to and from Mobile Command and Communications Vehicles.  The new 4.9 GHZ spectrum was specifically designated by the FCC for public safety, emergency management and homeland security applications.  In July 2007, NextPhase was contracted by a major law enforcement agency in Southern California to deploy and support its 4.9 GHz wireless broadband network.  NextPhase is not referencing this deployment as a model for similar 4.9 GHz network deployments by other law enforcement agencies across the country.

As WiMAX is now becoming commercially available, we believe that manufacturers will have an interest in equipping a broad array of handheld communications and consumer electronic devices with mobile WiMAX chipsets, including notebook computers, ultra mobile PCs, PDAs, games consoles, MP3 players, and other work and entertainment devices.  As these products are introduced, we intend to explore offering new premium services designed to take advantage of the capabilities of these devices.

Our marketing efforts include reliance on a full range of integrated marketing campaigns and sales activities, including advertising, direct marketing, public relations and events to support our direct sales teams, authorized representatives and resellers.  We believe we have a strong local presence in each of the markets we currently serve, which enhances our ability to design marketing campaigns tailored to the preferences of the local business community.

Marketing Strategy

Early Q2’08, the company announced the introduction of its new family of services, NextPhaseSM CONNECT, to better serve businesses, school districts and local agencies across the United States.

Designed to support business-class communications, NextPhaseSM CONNECT relies on a unique combination of licensed wireless spectrum (WiMAX and LMDS), guaranteed service levels, secure transport and key technology partnerships to deliver a robust solution for B2B environments.

Enabling customers to choose the best available solution for their communications needs has remained a fundamental objective for NextPhase since our inception.  Our team has put together a very reliable, flexible and secure suite of integrated broadband services, maximizing our assets, minimizing our customers’ costs, and providing best-in-class guaranteed service levels at very competitive prices.  In reference to how these services will make a difference for customers, we are convinced that NextPhaseSM CONNECT has the potential to become the new market standard for next generation services in the telecommunications market; fast, reliable, secure and affordable.

This suite allows customers flexible bandwidth allocation (on-demand) up to 1Gb, Quality of Service (QoS) /guaranteed Service Level Agreements (SLAs), no interferences or latency effects, enhanced security/encryption, pro-active network monitoring and management, and high end-to-end throughput, with the ability to blend wireless/WiMAX/LMDS, fiber and satellite seamlessly with our customers’ LAN/WAN/MAN networks.  In addition to enhanced broadband connectivity, NextPhaseSM CONNECT includes value added business-class services such as four differentiated options of Voice Over IP (VoIP) and a fully-integrated and easy to implement VoIP plug-in for Customer Relationships Management (CRM) systems.

Below a more detailed view of NextPhaseSM CONNECT, service by service:

•	NET.CONNECTSM
o	1 to 3 Mb wireless IP service, faster than DSL and priced below traditional T-1 service.

•	GDN.CONNECTSM
o	6mbps “Guardian” link, very unique Internet connectivity delivered on redundant circuits.

•	MAX.CONNECTSM
o	1 to 15 Mb true WiMAX wireless IP connectivity.

•	WAN.CONNECTSM
o	10 to 100 Mb wireless Ethernet connectivity and IP services.

•	GIG.CONNECTSM
o	High capacity wireless Ethernet services from 100 Mb to a full Gb.

•	MET.CONNECTSM
o	Metropolitan Ethernet using the best available technologies (fiber, wireless, satellite). From 1Mb to 1Gb.

•	VoIP.CONNECTSM
o	Business-class Voice Over IP services, in four different editions:
▪	Standard
▪	Enterprise
▪	Premium
▪	Call Center

•	CRM.CONNECTSM
o	Our VoIP. CONNECTSM plug-in for Customer Relationship Management systems.

Competition

NextPhase faces intense competition from:

•	Wireless equipment manufacturers relative to our manufacture of wireless products;

•	Large, medium and small scale system integrators relative to our wireless professional services business;

•	Cable, DSL, fiber optic lines and satellite communication providers relative to our broadband connectivity business.

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

Personnel

We have seventeen full-time employees, located at our corporate offices in Anaheim, California and Marietta, Georgia.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases 2,032 square feet of Class A office space at 300 S. Harbor Blvd., Suite 500, Anaheim, California, which serves as the corporate offices and Company headquarters.  The monthly cost of this office space is $3,149.60 . The lease expires on October 31, 2009.  The company also leases roof space for $1,500. per month.

The Company also leases 1,169 square feet of data center space in the same building as its corporate offices.  This space serves as the Company's main data facility and houses the equipment that provides broadband Internet service to the surrounding areas.  The monthly cost of this data center space is $2,630.The lease expires on November 30, 2013..

The Company leases approximately 2,000 square feet of space in Marietta, Georgia, which serves as a corporate office.  This lease calls for monthly payments of $2,350 and expires in April 2009.

The Company sub-leases approximately 1,700 square feet of space in Blackwood, New Jersey, which serves as a corporate office.  This sub-lease calls for monthly payments of $2,450 and expires in August 2008.

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

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

NextPhase Wireless' common stock trades in the over-the-counter market and is quoted on the OTC Bulletin Board under the trading symbol NPHS..  As of July 8, 2008, we had 5,461,181 shares of common stock issued and outstanding.

The following table sets forth, for the periods indicated, the high and low bid prices per share of our common stock as quoted on the OTC Bulletin Board.  The quotations reflect inter-dealer quotations without retail markup, markdown, or commission, and may not represent actual transactions.

 Source: www.quotemedia.com

	High	Low
2009 Fiscal Year
First Quarter	$1.15	$0.16

2008 Fiscal Year
First Quarter	$2.80	$1.80
Second Quarter	6.20	2.80
Third Quarter	4.60	1.80
Fourth Quarter	2.50	1.01

2007 Fiscal Year
First Quarter	$8.00	$2.40
Second Quarter	3.60	1.00
Third Quarter	3.40	1.00
Fourth Quarter	3.40	1.60

As of July 08, 2008, the last reported sale price of the Company's stock was $0.25 per share.

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

Holders

There were 417 stockholders of record of the Company's common stock as of July 8, 2008.

Securities Authorized for Issuance under Equity Compensation Plans

NextPhase adopted its 2003 Equity Participation Plan (the “2003 Plan”) on February 24, 2003.  Our shareholders approved the adoption of the 2003 Plan by majority written consent on the same day.  No securities were granted or issued under the 2003 Plan.

NextPhase adopted its 2005 Employee Stock Compensation Plan (the “2005 Plan”) on October 19, 2005.  The 2005 Plan was later amended on February 4, 2008 to expand those persons eligible to participate.  The 2005 Plan is used to issue shares of common stock of NextPhase to Participants, in payment of wages, salary, bonuses or other compensation from time to time.  No options, warrants or other rights exercisable or convertible into common stock or other securities of the Company, are issuable under the 2005 Plan.  This 2005 Plan has not been approved by the Company's stockholders.  Nonetheless such approval is not required for purposes of adopting a plan.

The 2005 plan is currently administered by a Compensation Committee selected by the Board.

NextPhase reserved a total of 20,000,000 shares of common stock for issuance under the 2005 Plan.  As of March 31, 2008, 11,664,661 shares of common stock had been issued and 8,335,339 shares remained available for issuance under this 2005 Plan.  As of July 8, 2008, 7,017,959 shares remained available for issuance under this 2005 Plan.  As a condition to receiving shares under the 2005 Plan, the person receiving the shares must consent in writing to accept shares in payment of wages, salary, bonus or other compensation, as the case may be, prior to the issuance of shares to that employee under the 2005 Plan.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On January 29, 2008, we issued 100,000 shares to a consultant.  These shares were valued at $204,000. Stock-based compensation ended December 31, 2007.  The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On March 17, 2008, we issued 50,000 shares to an investment banking firm.  These shares were valued at $97,500.  The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Management's Discussion and Analysis is intended to help shareholders and other readers understand the dynamics of NextPhase's business and the key factors underlying its financial results.  It explains trends in NextPhase's financial condition and results of operations for the year ended March 31, 2008 compared with the operating results for the year ended March 31, 2007.

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

Financial Statement Overview

Nature of Operations
NextPhase was incorporated on August 28, 1995 in Nevada under the name of Professional Mining Consultants, Inc.
NextPhase Wireless, Inc. (“NextPhase” or the “Company”) was incorporated in Nevada on August 28, 1995 under the name of Professional Mining Consultants, Inc.

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

Results of Operations

For the year ended March 31, 2008, revenue decreased to $ 1,890,040 compared to $1,986,426 during the year ended March 31, 2007, a decrease of $ $96,386 or approximately 4.9%.  The decrease was due to a reduction of revenue for SpeedFactory of $372,791, and partially offset by INS revenue of $286,405.

Cost of revenue was $1,018,732 o 53.9 % of sales for the year ended March 31, 2008, compared to $1,116,874 or 56.2% during the year ended March 31, 2007. The decrease was primarily due to lower revenues and increase efficiencies.

Gross profit increased to $871,308 for the year ended March 31, 2008, compared to $869,552 for the year ended March 31, 2007.  The increase in gross profit of $1,756 or _.2 % was due to _greater efficiencies despite lower revenues. The Company feels that its business is now scalable and plans to add additional companies with similar results to the SpeedFactory acquisition.

Selling, general, and administrative expenses were $2,650,653 for the year ended March 31, 2008, compared to $1,879,200 for the year expenses as revenues increased over the year.  As a result, selling, general and administrative expenses represented 140.2 % of revenue in 2008 versus 94.6% in 2007.  The Company’s expenses will reduce as a percentage of revenues as the Company follows its new business strategy.

Stock-based compensation expense was $7,071,519 in the year ended March 31, 2008 as compared with $653,363 in the year ended March 31, 2007.  The Company has made a conscious decision to restrict issuance of stock to prevent dilution and pay expenses wherever possible in cash.

Depreciation and amortization expense was $371,089 in the year ended March 31, 2008 versus $337,715 in 2007.  The increase was generally due to the depreciation and amortization of the assets acquired in the INS acquisition of $49,333..  The purchase price of SpeedFactory was allocated to the fair value of assets acquired as follows:

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

The operating loss for the Company for the year ended March 31, 2008 was $9,221,952 versus $2,000,727 for the year ended March 31, 2007.  Legal settlement income was $151, 805 during the year ended March 31, 2008, as compared with legal settlement expense of $318,957 during the prior year.  The associated cash operating loss was $1,024,712 for the year ended March 31, 2008 as compared with $407,063 for 2007.  During the year ended March 31, 2008, the Company settled all significant outstanding litigation.  During the year ended March 31, 2007, the Company settled all significant outstanding litigation which had been previously disclosed in the Company's reports filed with the SEC under the Securities Exchange Act of 1934 and subsequent to year end, received a favorable settlement from its former chairman, which resulted in a gain in the amount of $95,141.

Interest expense, was $271,151 during the year ended March 31, 2008, compared to $157,238 during the prior year.  The increase is primarily due to debt issued in connection with the acquisition of SpeedFactory in the amount of $1,500,000.

The net loss for the year ended March 31, 2008 was $9,342,019  versus $2,476,922 for the year ended March 31, 2007.   Monthly operating cash losses are now approximately $50,000 per month as compared with $85,000 in 2007.  Management expects this to continue to decline as the Company completes its current consolidation policy.  The Company had a net loss of $5.69 per share during the year ended March 31, 2008 as compared with a net loss of $2.10 per share for the year ended March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2008, the Company had a cash balance of $592. and the Company's has experienced net losses of $17,973,729 since inception..  The Company had negative working capital deficit of $5,580,521.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts, or amounts and classification of liabilities that might result from this uncertainty.

As of March 31, 2008, the Company had executed short –term notes for $1,453,299 (all of which are past due as of July 10, 2008) In addition, the Company received a $275,000 advance from its secured note holder in July 2007 to assist in the acquisition of INS which was finalized on July 23, 2007. the Company has a convertible note payable in the amount of $2,300,000 which is became due in full on April 7, 2008. In April 2008 the Company issued a note for $150,000 and in May issued notes for $75,000 (see Note 7) with interest at 7%, due between ninety days from the date of issuance.

The Company anticipates its current cash reserves, plus its expected generation of cash from existing operations, will only be sufficient to fund its anticipated operations through the 3rd quarter of 2008. Consequently, the Company will need to raise additional debt and/or equity capital in order to finance its business plan and needs for working capital. Such financing(s), if available, may increase the risk of the Company not being able to service its debt obligations, and/or cause dilution to existing equity holders. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty. In June 2008, the Company consolidated its management activities in Anaheim CA., reduced expenses, and redirected its efforts as described below.

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

The report of our registered public accounting firm on our March 31, 2008 consolidated financial statements states that our recurring losses raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

In the opinion of management, inflation has not had a material effect on the Company's financial condition or results of its operations.

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

Revenue Recognition and Deferred Revenue
The Company recognized revenues in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue recognition  (“SAB No. 104”), which superseded SAB No. 101, Revenue Recognition In financial Statements (“SAB No. 101”). SAB No. 104 requires that four basic criteria must be before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the services and products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or for which services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

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

Risks and Uncertainties
The Company’s operations are subject to new innovations in product design and function. Significant technological changes can have an adverse effect on the Company’s future operating results. Design and development of new marketing strategies are important elements to achieve profitability in the Company’s industries.

Guarantees and Product Warranties
FASB Interpretation No. 45, “ Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” ( “FIN 45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee.

The company’s guarantees issued subject to the recognition and disclosure requirements of FIN 45 as of March 31, 2008 and 2007 were not material. The company has service level agreements that can result in a liability to its customers. Using the company’s historical costs as a basis, a reserve of $0 was accrued.

Research and Development
The company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “ Accounting for Research and Development Costs.” Under SFAS 2, all research and development costs must be charged to expense as incurred, Accordingly, internal research and development costs are expensed as incurred. Third-party and developments costs are expense when the contracted work has been performed or as milestone results have been achieved. Company –sponsored research and development costs related to both present and future products are expensed in the period incurred, Total expenditures on research and product development for the year ended March 31, 2008 and 2007 was $0.

Business Combinations
In accordance with SFAS No. 141, “ business combinations”, we allocate the purchase price of acquired entities to the tangible and intangible assets acquired, liabilities assumed, based on their estimated fair values. The Company normally engages a third-party appraisal firm to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

Management makes estimates of fair values based upon assumptions believed to be reasonable. These estimates are based on historical experiences and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but not limited to: future expected cash flows, customer relationships and key management and market position, as well as assumptions about the period of time the acquired will continue to be used in the company’s combined product portfolio, and discount rates used to establish fair value.  Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

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

As of March 31, 2008, the Company’s management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

Goodwill and Other Intangible Assets
The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” (SFAS No. 142) requires that goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to an annual impairment test which has two steps to determine whether asset impairment exists.  The first step of the impairment test identifies potential impairment by comparing the fair value with the carrying amount of the reporting unit, including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any.  Intangibles with indefinite useful lives are measured for impairment by the amount that the carrying value exceeds the estimated fair value of the intangible.  The fair value is calculated using the income approach.  Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives.  Any impairment is recorded at the date of determination.

The changes in the carrying amount of goodwill for the year ended March 31, 2008 are as follows:

Balance, April 1, 2007	$260,000
Goodwill acquired	80,000

Balance, March 31, 2008	$340,000

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

Basic and Diluted Loss per Common Share
Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period.  The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the years ended March 31, 2008 and 2007:

	2008	2007

Common stock warrants and options	17,500	20,500
Convertible debt	478,485	348,485
	495,985	368,985

Recent Accounting Pronouncements
On April 1, 2007, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) became effective.  NIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This pronouncement recommends a recognition threshold and measurement process for recording in the consolidated financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions.  The effect on the Company adopting FIN No. 48 has not been determined.

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

SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement.  The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.”  The adoption of this pronouncement is not expected to have material effect on the Company’s consolidated financial statements

Risks and Uncertainties
The Company's operations are subject to new innovations in product design and function. Significant technological changes can have an adverse effect on the Company's future operating results.  Design and development of new marketing strategies are important elements to achieve profitability in the Company's industries.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this item are included in this report after Part III Item 14, beginning on page 30.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 13, 2008, the Company and KJM Corbin and Company, the Company's independent accountants for the Company's most recent fiscal year, agreed to cease their client-auditor relationship.  In connection with its audit for fiscal year 2007, and during the interim period preceding such mutually-agreed cessation, there were no disagreements between the Company and KJM Corbin and Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KJM Corbin and Company, would have caused them to make reference thereto in their report on the financial statements, as required by Item 304(a)(3) of Regulation S-B.  The Company engaged as its certifying accountant Hansen Barnett & Maxwell as its outside auditor.  During the year ended March 31, 2008, Company did not consult HBM with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s Consolidated Financial Statements, or any other matters or reportable events as defined in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange).  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures need improvement and were not adequate and effective as of March 31, 2008 to ensure timely reporting with the Securities and Exchange Commission.  Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

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

During the preparation of the Company's consolidated financial statements as of and for the year ended March 31, 2008, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below.  As a result of this conclusion, the Company has initiated the changes in internal control, to the extent possible given limitations in financial and manpower resources, also described below.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Lack of Adequate Financial and Management Resources

In April 2006 NextPhase Wireless closed the acquisition of its SpeedFactory business by purchasing the assets of Synkronus.  The expansion of the Company's business through the SpeedFactory acquisition has caused a significant short-term increase in required information and financial analysis.  NextPhase Wireless' financial and management resources were proven to be inadequate to address this increased workload in order to complete and file the Company's Annual Report on Form 10-KSB for the year ended March 31, 2007 on a timely basis.  As a result, the Company has hired a new chief financial officer, redesigned work processes, reallocated responsibilities between existing employees and engaged additional contract resources to bolster its finance and accounting team and correct this material weakness.  The Company feels that these measures will improve the quality of future period financial reporting and timeliness in completing reports.

Our management believes that these internal control deficiencies result in a material weakness.  This material weakness had not been fully remedied  by March 31, 2008. Nevertheless, based upon a number of factors, including our plan for remediation  (as  described  above) and other procedures  designed to assist us in ensuring the reliability of our financial statements, our Management believes that the consolidated  financial statements included in the Annual Report on Form 10-KSB fairly states, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States of America.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their respective ages as of March 31, 2008 are as follows:

Current Executive Officers and Directors:

Set forth below is a brief description of the background and business experience of each of our directors and executive officers for the past five years.

The following table sets forth the name, age and position of our executive officers, certain non-executive officers and directors:

Name	Age	Position and Offices with the Company
Thomas Hemingway(1)	51	Chairman of the Board, Chief Operating Officer, Secretary, and Interim Chief Executive Officer and Chief Financial Officer
Robert Ford(2)	47	President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer)

Michael Jones	52	President of NextPhase International Division, Director
Nicholas J. Yocca	50	Outside Director
___________________________
(1)	Thomas Hemingway became interim Chief Executive Officer and Chief Financial Officer of the Registrant Effective June 13, 2008.
(2)	Robert Ford took a 90-day personal leave of absence on June 13, 2008 for personal reasons.
(3)	David Noyes’resignation was reported as effective June 10, 2008.

Thomas Hemingway – Chairman, Chief Operating Officer, Secretary and Interim Chief Executive Officer and Chief Financial Officer,  President and CEO, of Redwood Investment Group; previously, (2004 to 2006) the Chief Executive Officer and Chairman of Oxford Media.  Mr. Hemingway has served as CEO and Chairman of Esynch Corporation (1998 to 2003), a publicly traded company, and Chairman and CEO of Intermark Corporation (1995 to 1998), a software developer and publisher in the entertainment markets.  Prior, Mr. Hemingway was President and CEO of Omni Advanced Technologies and Intellinet Information Systems.  In addition, Mr. Hemingway has been a consultant to several NASDAQ and privately held companies, including Smart House /LV, Great American Coffee Company (GACC), Redwood Investment Group, CBC, Pure Bioscience, and Smart OnLine.  He has a B.A. from the State University of New York.

Robert Ford - Chief Executive Officer, President, Treasurer and a Director,  From November 2002 to June 2004 Mr. Ford was the Global Corporate Communications Manager at E.I. DuPont de Nemours.  From June 2001 to November 2002 he was the Chief Information Officer of DuPont Solutions and Services.  From January 2001 to November 2002 Mr. Ford served as the Chief Technology Officer of DuPont Global Services.  From September 1998 to November 2002 he was a Business Manager of DuPont Communications Solutions.  Prior to that, from September 1997 to September 1998, Mr. Ford was the Chief Information Officer of DuPont External Affairs. Mr. Ford received his B.S. in Applied Science (Computing/Economics) from Wolverhampton University (UK) and his M.B.A. from Bradford University (UK).

Michael Jones – Director,  Michael Jones was elected a Director of NextPhase.  In February 2006, Mr. Jones was elected President of the NextPhase International division.  Since April 1, 2004, Mr. Jones has been a Director of NextPhase Technologies, Inc., which became our wholly-owned subsidiary as a result of a share exchange in August 2004.  From June 2001 to August 2004, Mr. Jones was an independent consultant, specializing in the technology and communications industries and specifically on broadband, wireless data, and emerging technologies sectors.  From August 1999 to June 2001, Mr. Jones was the Vice President of Network Engineering and Operations for Flashcom, Inc. Prior to that, Mr. Jones was Vice President of Network Operations for IBCTV, Inc. from February 1998 to August 1999.

Nicholas J. Yocca – Director, Founding/Managing Partner of The Yocca Law Firm LLP from since 2000; Director of Oxford Media Group since 2006; formerly with Stradling Yocca Carlson and Rauth, P.C.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 "reporting persons," including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees.  We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended March 31, 2008.  To our knowledge, during the fiscal year ended March 31, 2008, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

NextPhase has adopted a Code of Business Conduct and Ethics that applies to its Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, or a person performing similar functions, as well as the Company’s other officers and managers, and the Company's directors.

NextPhase's Code of Business Conduct and Ethics is posted on the Company's website at: http://www.npwireless.com/ethics-policy.

NextPhase will furnish a copy of its Code of Business Conduct and Ethics without charge to any person upon request made in writing to NextPhase Wireless, Inc., 300 S. Harbor Blvd., Suite 500, Anaheim, California 92805 Attention: Secretary.

						Non-Equity	Non-Qualified
						Incentive	Deferred	All
		Fee Paid	Stock	Other	Option	Plan	Compensation	Other
		in Cash	Awards	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Position	Year	$	$	$	$	$	$	$	$
Thomas Hemingway (1)	2008	$135,000	$1,950,000	$-	$-	$-	$-	$-		$2,085,000
Chairman, Chief Executive Officer and Chief	2007	48,461	106,200	-	-	-	-	-		154,661
Financial Officer

Robert Ford (2)	2008	$135,000	1,950,000	$-	$-	$-	$-	$-		2,085,000
Former President Chief Executive Officer	2007	118,846	114,231	-	-	-	-	-		233,077

David Noyes (3)	2008	$84,331	$812,500	$-	$-	$-	$-	$-		$896,831
Former Chief Financial Officer	2007	-	-	-	-	-	-	-		-

(1) Salary was $180,000 annually effective February 1, 2007 and increased to $250,000 on December 1, 2007.
Mr. Hemingway received 600,000 shares of common stock on November 5, 2007 subject to lock-up provisions.
Mr. Hemingway became Ceo and CFO effective June 13, 2008
(2) Salary was $120,000 annually effective February 5, 2005, to $180,000 effective February 1, 2007 and $250,000 on December 1, 2007.
Mr. Ford received 600,000 shares of common stock on November 5, 2007 subject to lock-up provisions.
Mr. Ford took a leave of absence on June 13, 2008
(3) Salary was $180,000 annually effective November 5, 2007 and increased to $250,000 on December 1, 2007. Mr. Noyes received 250,000 shares on November 5, 2007 subject to lock-up provisions.
Mr. Noyes resigned on March 18, 2008.

ITEM 10. EXECUTIVE COMPENSATION

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Tom Hemingway Chairman CEO, CFO and Director	0	0	0	0	0	0	0	0	0

Robert Ford Former Chief Executive Officer, Director	0	0	0	0	0	0	0	0	0

David Noyes Former Chief Financial Officer	0	0	0	0	0	0	0	0	0

______________________________________

The table below summarizes all compensation of our directors as of March 31, 2008

DIRECTOR COMPENSATION
					Non-Equity	Non-Qualified
					Incentive	Deferred	All
	Fee Paid	Stock	Other	Option	Plan	Compensation	Other
	in Cash	Awards	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	$	$	$	$	$	$	$	$
Michael Jones	$-	$81,250	$-	$-	$-	$-	$-		$81,250

Nick Yocca	$-	$10,800	$-	$-	$-	$-	$-		$10,800

Employment Agreements

THOMAS HEMINGWAY

NextPhase and Thomas Hemingway are parties to an employment agreement which provides, among other things:

•	that Mr. Hemingway will serve as NextPhase's Chairman and Chief Operating Officer,

•	for a term of five (5) years, commencing November 5, 2007, subject to earlier termination by either party in accordance with the Employment Agreement,

•
that Mr. Hemingway’s salary shall be initially$180,000 per annum, increasing to $250,000 on November 1, 2007, payable by the Company in regular installments in accordance with the Company's general payroll practices.

•

ROBERT FORD

NextPhase and Robert Ford are parties to an employment agreement which provides, among other things:

•	that Mr. Ford will serve as NextPhase's Chief Executive Officer,

•	for a term of five (5) years, commencing November 5, 2007, subject to earlier termination by either party in accordance with the Employment Agreement,

•
that Mr. Ford's salary shall be initially $180,000 per annum, increasing to $250,000 on November 1, 2007, payable by the Company in regular installments in accordance with the Company's general payroll practices.

•
Mr. Ford took a 90-day  leave of absence on June 13, 2008 for personal reasons.  In resolutions approving the medical leave, Mr. Ford and the Company agreed that this would be unpaid leave, but that Mr. Ford would nonetheless maintain coverage under the Company’s group policy.

DAVID NOYES

NextPhase and David Noyes are parties to an employment agreement which provides, among other things:

•
that Mr. Noyes will serve as NextPhase's Chief Financial Officer for a term of three (3) years, commencing November 5, 2007, subject to earlier termination by either party in accordance with the Employment Agreement,

•	Mr. Noyes annual salary was $250,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock on July 8, 2008, by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (ii) each of our current and proposed directors; (iii) each of our executive officers; and (iv) all current and proposed directors and executive officers as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

Title of Class	Name and Address of Beneficial Owner		Shares of Beneficial Owner	Percent
Common Stock	Tom Hemingway	(1)	720,000	13.18%
	300 S. Harbor Blvd., Suite 500
	Anaheim, CA 92805
	Chairman and Chief Operation Officer, Director

Common Stock	Robert Ford	(2)	735,039	13.46%
	300 S. Harbor Blvd., Suite 500
	Anaheim, CA 92805
	Chief Executive Officer, Director

Common Stock	David Noyes		237,500	4.35%
	300 S. Harbor Blvd., Suite 500
	Anaheim, CA 92805
	Former Chief Financial Officer

Common Stock	Michael Jones		25,000	0.46%
	2304 Ruland Ave, Suite A
	Redondo Beach, CA 90278
	Director

Common Stock	Nick Yocca, Director		10,000	0.18%
	300 S. Harbor Blvd., Suite 500
	Anaheim, CA 92805
	Former Director

	All executive officers and directors as a group (4 persons)		1,727,539	31.63%

(1) Includes 30,000 shares held by Redwood Investment Group, LLC, owned by Mr. Hemingway
(2) Includes 36,000 shares held by by Digits, LLC owned by Mr. Ford

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NextPhase and Robert Ford, Tom Hemingway, and David Noyes are parties to employment agreements with NextPhase which are described under Item 10 "Executive Compensation"

In November 2007, the Company executed employment agreements with Messrs. Ford, Hemingway and Noyes.  In connection with the agreements, the Company granted 600,000, 600,000 and 250,000 shares to Messrs. Ford, Hemingway and Noyes respectively.  These issuances were valued at $4,712,500 and the shares are subject to lock-up provisions.  Also, in connection with the agreements, the Company granted options to purchase 600,000, 600,000 and 250,000 shares of the Company’s common stock at $3.25 per share to Messrs. Ford, Hemingway and Noyes respectively.  The options were fully vested on March 31, 2008 and are exercisable for a three-year period.  These options were valued at $3,270,268.

The Company issued an aggregate of 156,923 shares of common stock valued at $41,077 to a director for services totaling $8,877 provided during the years ended March 31, 2007.

In November 2007, the Company issued 25,000 shares to Michael Jones, Director, valued at $81,250.

 ITEM 13. EXHIBITS

Please see Exhibit Index located behind the signature page.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Hansen Barnett & Maxwell billed us $ -0- $ for the audit of our consolidated financial statements for the year ended March 31, 2008.

Our previous principal accountants, KMJ Corbin LLP, have billed us approximately $ 60,500 for the audit of our consolidated financial statements for the year ended March 31, 2007 and $45,600 for their quarterly reviews of our consolidated financial statements for the year ended March 31, 2008.

Our principal accountants did not bill us any fees for tax compliance, tax advice and tax planning for our fiscal years ended March 31, 2008 and 2007.

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

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com
Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
NextPhase Wireless, Inc.

We have audited the accompanying consolidated balance sheets of NextPhase Wireless, Inc. and subsidiaries (the “Company”) as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NextPhase Wireless, Inc. and subsidiaries as of March 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company suffered losses from operations and used cash in operating activities during the years ended March 31, 2008 and 2007. At March 31, 2008, the Company had a working capital deficit and a stockholders’ deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
July 12, 2008

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	2007
ASSETS
Current assets:
Cash	$592	$71,683
Accounts receivable, net of allowance for doubtful accounts of $4,000 and $30,000, respectively	38,601	116,154
Prepaid expenses	39,703	39,403
Total current assets	78,896	227,240

Property and equipment, net	330,166	295,011
Deposits	8,636	8,637
Intangible assets, net of accumulated amortization of $432,000 and $208,000, respectively	828,000	932,000
Goodwill	340,000	260,000
Total Assets	$1,585,698	$1,722,888

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,241,019	1,158,673
Accrued expenses	225,175	290,015
Deferred revenue	101,500	78,000
Cash advance payable	375,000	100,000
Due to officer shareholders	326,852	-
Notes payable - current portion	3,762,323	465,533
Total current liabilities	6,031,869	2,092,221

Long-term notes payable, net of current portion	23,766	2,301,425

Stockholders' deficit:
Preferred stock, $0.001 par value, 20,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares
authorized; 4,123,181 and 1,497,945 shares issued and outstanding	4,123	1,497
Additional paid-in capital	13,872,121	5,959,455
Accumulated deficit	(18,346,181)	(8,631,710)
Total stockholders' deficit	(4,469,937)	(2,670,758)
Total Liabilities and Stockholders' Deficit	$1,585,698	$1,722,888

The accompanying notes are an integral part of these consolidated financial statements.

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	March 31,
	2008	2007

Revenue	$1,890,040	$1,986,425

Cost of revenue	1,018,732	1,116,874
Gross Profit	871,308	869,551

Operating expenses:
Selling, general and administrative expenses	2,650,653	1,879,200
Stock based compensation	7,443,971	653,363
Depreciation and amortization	371,089	337,715
Total operating expenses	10,465,713	2,870,278

Operating loss	(9,594,405)	(2,000,727)

Other income (expense)
Legal settlements	151,085	(318,957)
Interest expense	(271,151)	(157,238)
Total other income (expense)	(120,066)	(476,195)

Net Loss	$(9,714,471)	$(2,476,922)

Basic and diluted net loss per share	$(5.92)	$(2.10)

Weighted average shares outstanding	1,640,758	1,180,582

The accompanying notes are an integral part of these consolidated financial statements.

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED MARCH 31, 2007 AND 2008

				Additional		Total
	Common Stock		Deferred	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Compensation	Capital	Deficit	Deficit

Balance-March 31, 2006	1,157,312	$1,157	$(89,335)	$5,157,753	$(6,154,788)	$(1,085,213)

Common stock issued for services	270,874	271	-	525,357	-	525,628
Common stock issued in payment of accounts payable	6,273	6	-	37,632	-	37,638
Common stock issued for accrued payroll	74,312	74	-	280,484	-	280,558
Common stock issued for accrued interest	45,214	45	-	103,455	-	103,500
Common stock issued in legal settlement	2,000	2	-	19,998	-	20,000
Stock cancelled in previous settlement	(50,000)	(50)	-	(249,950)	-	(250,000)
Common stock issued for equipment purchased in prior years	2,500	3	-	24,997	-	25,000
Shares cancelled	(6,031)	(6)	-	6	-	-
Purchase of treasury stock	(4,509)	(5)	-	(9,974)	-	(9,979)
Discount on note payable	-	-	-	69,697	-	69,697
Reversal of deferred compensation related to the adoption of SFAS 123( R )	-	-	89,335	-	-	89,335
Net loss for the year ended March 31, 2007	-	-	-	-	(2,476,922)	(2,476,922)
Balance-March 31, 2007	1,497,945	1,497	-	5,959,455	(8,631,710)	(2,670,758)

Common stock issued for services	2,482,610	2,483	-	7,446,033	-	7,448,516
Common stock issued in payment of accounts payable	98,602	99	-	270,306	-	270,405
Common stock issued for accrued interest	44,024	44	-	121,175	-	121,219
Issuance of warrants	-	-	-	75,152	-	75,152
Net loss for the year ended March 31, 2008	-	-	-	-	(9,714,471)	(9,714,471)
Balance-March 31, 2008	4,123,181	$4,123	$-	$13,872,121	$(18,346,181)	$(4,469,937)

The accompanying notes are an integral part of these consolidated financial statements.

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(9,714,471)	$(2,476,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of liabilities, net	(98,997)	20,000
Issuance of common stock for consulting services	7,441,850	527,228
Issuance of warrants and options for consulting services	81,818	-
Amortization of discount on notes payable	35,360	34,607
Amortization of deferred compensation	-	89,335
Bad debt expense	20,000	30,000
Depreciation and amortization	371,089	337,715
Changes in assets and liabilities: (Increase) decrease in assets:
Accounts receivable	260,035	53,057
Other current assets	(300)	(37,375)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	438,422	971,073
Advances payable
Due to officers-shareholders	326,852	-
Deferred revenue	(186,370)	44,219
Net cash used in operating activities	(1,024,712)	(407,063)
Cash flows from investing activities:
Purchase of furniture and equipment	(32,244)	(47,705)
Purchase of Interactive Network Services, Inc.	(342,612)	-
Purchase of company stock	-	(9,979)
Net cash used in investing activities	(374,856)	(57,684)
Cash flows from financing activities:
Proceeds from notes payable	1,063,299	451,000
Proceeds from cash advances payable	275,000	100,000
Principal payments on notes payable and capital leases	(9,822)	(50,417)
Net cash provided by financing activities	1,328,477	500,583

Change in cash	(71,091)	35,836
Cash at beginning of period	71,683	35,847
Cash end of period	$592	$71,683

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Cash advance converted to note payable	$-	$800,000
Cancellation of stock from legal settlements	$-	$250,000
Beneficial conversion feature of notes payable	$-	$69,697
Acquisition of equipment under capital lease agreements and notes payable	$-	$50,650
Amortization of deferred compensation	$-	$89,335
Common stock issued for services and legal settlement	$-	$545,628
Common stock issued for accounts payable and accrued expenses	$391,554	$-
Common stock issued for prepaid consulting services	$372,452	$-
Acquisition of SpeedFactory by payment directly by lender	$-	$1,500,000

The accompanying notes are an integral part of these consolidated financial statements.

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – NextPhase Wireless, Inc. and its subsidiaries (“NextPhase” or the “Company”) provides internet and connectivity services to customers located primarily in California, Georgia and New Jersey. Since mid-2005, Management has been executing a business plan to position NextPhase as a nationwide developer of WiMAX-ready networks and a provider of advanced wired and wireless broadband connectivity solutions to businesses, public school systems, municipalities and other government agencies.  The Company seeks to build a device-agnostic, WiMAX-ready, wireless broadband connectivity/content delivery platform serving all 48 contiguous U.S. states, using licensed WiMAX and Local Multipoint Distribution Service (“LMDS”) spectrum bands.

The Company recently secured licensed LMDS spectrum on a 10 year lease agreement. With this spectrum, the Company believes that it can more cost-effectively provide high-capacity connections. The Company also received a nationwide license to provide WiMAX wireless services in the newly released 3.65 Gigahertz band, which was granted by the Federal Communications Commission in January 2008. The Company is working towards deployment of these services. In addition, the Company plans to design its own proprietary, nationwide WiMAX-ready wireless network, and to offer next-generation broadband connectivity products and services to customers located primarily in secondary (non-metropolitan) U.S. markets.

Basis of Presentation – The consolidated financial statements include the accounts and operations NextPhase for all periods presented and the accounts and operations of its subsidiaries from the dates of their acquisition or formation.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Business Condition – The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. While the Company now has an established source of revenue, it has experienced losses of $9,714,471 and $2,476,922 during the years ended March 31, 2008 and 2007, respectively. In addition, the Company used $1,024,712 and $407,063 of cash in its operating activities during the years ended March 31, 2008 and 2007, respectively. At March 31, 2008, the Company has a working capital deficit of $5,952,973 and a stockholders’ deficit of $4,469,937. These matters raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result should the Company not be able to continue as a going concern.

During the year ended March 31, 2008, the Company executed short-term notes payable for $1,062,299. In addition, the Company received a $275,000 advance from a secured note holder in July 2007 to assist in the acquisition of INS in July 2007. In April 2008, the Company issued a promissory note for $150,000 and in May 2008, it issued notes totaling $75,000 that are due ninety days from the dates of issuance.

Management anticipates that the Company’s current cash balance plus cash expected to be generation from existing operations will not be sufficient to fund its anticipated operations for more than a very short period of time. Consequently, the Company will need to raise additional debt and/or equity capital in order to finance its business plans and needs for working capital. Such financings, if available, may increase the risk of the Company not being able to service its debt obligations, or cause dilution to existing equity holders. In June 2008, the Company consolidated its management activities in Anaheim, California, reduced expenses, and redirected its efforts. There is no assurance that the Company will be able to obtain adequate financing or that it will be available on terms acceptable to the Company.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and could change in the near term. Significant estimates include the assessment of impairment of intangible assets.

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments – Based on their short-term maturities, the carrying amounts of cash advance payable, due to shareholders and notes payable approximate their fair values.

Accounts Receivable – The Company performs periodic credit evaluations of its customers and does not typically require collateral.  From time to time the Company may require new customers to pay for equipment and services in advance of performance.  The Company maintains an allowance for doubtful accounts based on historical experience and management's evaluation of outstanding accounts receivable. Management periodically evaluates past due or delinquent accounts receivable in evaluating its allowance for doubtful accounts.

Property and Equipment – Property and equipment are stated at cost. When sold, retired, traded-in or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in operations. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives between 3 years to 10 years.

Long-Lived Assets – Long-lived assets are reviewed for impairment annually or when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events or circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. If projections indicate that the carrying value of the long-lived asset will not be recovered, the carrying value of the long-lived asset is reduced by the estimated excess of the carrying value over the projected discounted cash flows. Through March 31, 2008, the Company assessed the long-lived assets for impairment and determined that no impairment was necessary.

Revenue Recognition and Deferred Revenue – The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable and collectibility is reasonably assured. Revenue not yet earned or refundable is recorded as deferred revenue.

Revenue from operating as a wireless Internet service provider of tiered wireless Internet services to business and residential subscribers is billed at the beginning of each month at a fixed rate for each customer.  Customers sign an annual agreement or utilize the service on a month-to-month basis. Revenue is recognized monthly as the services are provided. Revenue from the sale and configuration of wireless equipment is recognized at the time of shipment to the customer. Configuration services are billed at an hourly rate and recognized after completion. Costs associated with the equipment are expensed at the time of shipment. Revenue from professional and consulting services include wireless network consulting, interference surveys, network management and telephone consulting.  Revenue is recognized after the professional or consulting service has been provided.

Income Taxes – Deferred income taxes are determined based on differences between the financial statement and tax bases of assets and liabilities and for operating loss carryforwards, using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

Basic and Diluted Loss per Share – Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential additional dilution that could occur upon conversion debt or exercise of warrants unless their effect is anti-dilutive. The following is a summary of shares of common stock issuable upon exercise of warrants or upon conversion of debt that were excluded from the calculation of diluted loss per share for the years ended March 31, 2008 and 2007:

Possible dillutive shares related to:	2008	2007

Common stock warrants and options	20,500	17,500
Convertible debt	348,485	478,485
	368,985	495,985

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. For the Company, SFAS No. 157 will be effective on April 1, 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities for the Company to April 1, 2009. The Company does not expect that the adoption of SFAS No. 157 will have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on the consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

NOTE 2 - ACQUISITIONS

SpeedFactory – On April 5, 2006, the Company acquired the SpeedFactory Internet service and connectivity business of Synkronus. The SpeedFactory operations are included from April 5, 2006. The acquisition was accounted for using the purchase method of accounting. The Company paid $1,500,000 in cash for the assets. NextPhase borrowed $1,500,000 from a private lender in order to finance the acquisition. The purchase price was allocated to assets acquired based on their estimated fair values. The fair value of the assets acquired was based on management's best estimates and an independent third party appraisal. The purchase price was allocated to the fair value of assets acquired as follows:

	Amount	Estimated Lives
Computers and related equipment	$100,000	3 years
Customer lists	980,000	5 years
Supply contracts	60,000	5 years
Trademarks	100,000	indefinite
Goodwill	260,000	indefinite
	$1,500,000

The trademarks and goodwill are deemed to have an indefinite life and, accordingly, are not being amortized, but are subject to periodic impairment testing. The customer lists and supply contracts will be amortized over an estimated weighted-average life of five years and over five years for the customer lists and over five years for the supply contracts.

Interactive Network Services – On July 23, 2007, the Company acquired the Internet service and connectivity business of Interactive Network Services (“INS”) for $342,612 paid in cash.  The acquisition of INS was accounted for using the purchase method of accounting. The INS operations are included from July 23, 2007. The fair value of the net assets acquired was based on management's best estimates and the purchase price was allocated to net assets acquired as follows:

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Amount	Estimated Lives
Accounts receivable	$202,482	1 Year
Computers and related equipment	150,000	3 years
Customer lists	120,000	5 years
Goodwill	80,000	indefinite
Deferred revenue	(209,870)	1 Year
	$342,612

The customer lists will be amortized over an estimated life of five years. Goodwill will not be amortized and will be assessed for impairment.

The following unaudited pro forma results of operations reflect the pro forma as if the acquisitions had occurred at the beginning of each period presented. The unaudited pro forma results of operations are presented for additional analysis purposes and are not intended to represent what the results of operations would have been if the operations had been combined during the periods presented, and are not necessarily indicative of the Company's future results of operations.

	For the Years Ended
	March 31,
	2008	2007
Revenue	$1,983,825	$2,379,962
Net loss	$(9,379,143)	$(2,526,233)
Basic and diluted loss per share	$(4.60)	$(2.06)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment with useful lives consisted of the following at March 31, 2008 and 2007:

	Estimated	March 31,
	Useful Lives	2008	2007
Telecommunications equipment	3 years	$156,260	$156,260
Communication towers	10 years	145,985	122,326
Computer equipment	3 years	304,531	142,304
Automotive equipment	5 years	48,067	58,067
Furniture and fixtures	5 years	29,649	23,291
Leasehold improvements	5 years	7,176	7,176
Total property and equipment		691,668	509,424
Less: Accumulated depreciation		(361,502)	(214,413)
Net property and equipment		$330,166	$295,011

Depreciation expense was $146,974 and $129,716 for the years ended March 31, 2008, and 2007, respectively.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill during the years ended March 31, 2007 and 2008 were as follows:

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the Years Ended
	March 31,
	2008	2007
Balance, beginning of year	$260,000	$-
Goodwill acquired	80,000	260,000
Balance, End of Year	$340,000	$260,000

Intangible assets consisted of the following:

	March 31,
	2008			2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets
Customer lists	$1,100,000	$408,000	$692,000	$980,000	$196,000	$784,000
Supply contracts	60,000	24,000	36,000	60,000	12,000	48,000
	$1,160,000	$432,000	728,000	$1,040,000	$208,000	832,000
Unamortized intangible assets
Trademarks			100,000			100,000
Total Intangible Assets			$828,000			$932,000

Intangible assets amortization expense was $224,000 and $208,000 for the years ended March 31, 2008 and 2007, respectively. Estimated future annual amortization expense is as follows for the years ending March 31:

2009	$232,000
2010	232,000
2011	232,000
2012	12,000
2013	20,000

NOTE 4 - RELATED PARTY TRANSACTIONS

For the year ended March 31, 2007

The Company made principal payments in the amount of $9,100 on a note payable to a former officer of the Company.  Principal in the amount of $0 remained outstanding under this note at June 30, 2006.

The Company's ex-chairman personally guaranteed payment on a note from the Company to a lender in the amount of $50,650 with regard to the acquisition of a Company vehicle.

The Company has a line of credit with Bank of America of $25,000. The Company's ex-Chairman had co-signed on this line of credit. At March 31, 2008 the company had an outstanding balance on the credit card of $25,928.

The Company issued 230,769 shares of common stock with a fair value of $24,231 to its President and Chief Executive Officer in lieu of cash salary.

The Company issued 1,050,038 shares of common stock valued at $249,321 to its chief executive officer for services totaling $114,231 and $135,000 in the years ended March 31, 2007 and 2006, respectively.

The Company issued 75,038 shares of common stock valued at $165,231 to its former chairman for services performed totaling $114,231 and $51,000 in the years ended March 31, 2007 and 2006.

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company issued 120,000 shares of its common stock valued at $212,400 to its chairman for services in the year ended March 31, 2007.

The Company issued 7,846 shares of common stock valued at $41,077 to a director for services totaling $8,877and $ 33,000 in the years ended March 31, 2007 and 2006, respectively.

The Company issued 15,250 shares of common stock valued at $65,000 to a former officer for services totaling $35,000 and $ 30,000 in the years ended March 31, 2007 and 2006, respectively.

A payment of $13,000 was made on a convertible note payable to the company’s former chairman leaving a balance due of $17,000 at March 31, 2007.

For the year ended March 31, 2008

In June 2007, the Company and its former chairman entered into a settlement agreement whereby the former chairman forgave notes payable and accrued expenses in the aggregate amount of $96,291, which was recorded in gain on settlement of liabilities-net in the accompanying consolidated statements of operations.

In November 2007, the Company executed employment agreements with Messrs. Ford, Hemingway and Noyes.  In connection with the agreements, the Company granted 600,000, 600,000 and 250,000 shares to Messrs. Ford, Hemingway and Noyes respectively.  These issuances were valued at $4,712,500 and the shares are subject to lock-up provisions.  Also, in connection with the agreements, The Company had granted options to purchase 600,000, 600,000 and 250,000 shares of the Company’s common stock to Messrs. Ford, Hemingway and Noyes respectively. The options were never issued and Messrs. Ford, Hemingway and Noyes agreed to cancel any rights to the options.

In November 2007, the Company issued 25,000 shares to Michael Jones, Director, valued at $81,250.

From time to time the officer shareholders have advanced funds to the Company and deferred salaries. As of March 31, 2008, $326,352 was due to officer-shareholders.

NOTE 5 – NOTES PAYABLE AND CAPITAL LEASES

At March 31, 2008 notes payable consisted of the following:	2008	2007

Secured convertible note payable, interest at 6%,
net of unamortized discount of $0 and $35,090, respectively	$2,300,000	2,264,910
Convertible notes, interest at 6%	-	17,000
Convertible notes, interest at 7%	1,440,000	436,000
Convertible notes, interest at 10%	13,300	-
Automobile loan,interest at 5.9%, due $924 monthly	32,789	40,903
Capital lease, imputed interest at 8.17%, $360 per month due April 2009	-	8,145
Total Notes Payable	3,786,089	2,766,958

Advance payable on demand, interest at 9%	$375,000	$100,000

All of the above notes payable were past due as of July 14, 2008. Annual future maturities for years ending March 31 are as follows:

2009	$3,762,323
2010	9,300
2011	9,900
2012	4,566
$3,786,089

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The convertible note payable in the amount of $2,300,000 is dated March 31, 2006 and is fully secured by all the assets of the Company. It was deemed effective at the date upon when the cash was received by Synkronus on behalf of the Company, or April 7, 2006. The note bears interest at the rate of 6% per annum, and is due in full on April 1, 2008. Upon maturity, the note and accrued interest are convertible into common stock of the Company at the lower of the fair market value of the Company's common stock at the date of conversion or $.33 per share. The minimum price at which the note and accrued interest may convert is $.15 per share. The Company determined the value of the embedded beneficial conversion feature of this note payable at the time of issuance to be $69,697, which is considered a discount to the note. The Company amortized the discount over the life of the note and charged $35,360 and $34,337 to interest expense for the years ended March 31, 2007 and 2006, respectively.  On July 18, 2007, the Company issued 32,271 shares of its common stock for payment of accrued interest at June 30, 2007 in the amount of $78,908 and on December 18, 2007 issued 11,753 shares for accrued interest of $42,311. During the years ended March 31, 2008 and 2007, the company paid interest in the amount of $121,219 and $103,500 by issuance of 44,024 and 45,214 shares of common stock respectively.

During the year ended March 31, 2007, the Company issued 11 convertible notes totaling $390,000, with an interest rate of 7%, and all maturing in one year from the date of issuance. The maturity dates of the notes are between December 2007 and March 2008. As a stipulation, when the Company’s common stock reaches $4.00 or above for a period of 10 consecutive days, the principal and accrued  interest due under the note will convert into common stock of the Company, at the company's option, at a rate of $3.00 per share. In accordance with the convertible notes payable agreements, if the notes were convertible as of March 31, 2007, the Company would have recorded a debt discount related to the beneficial conversion feature of approximately $121,800.

In June 2007, the Company and its former chairman, entered into a settlement agreement whereby the former chairman forgave notes payable in the amount of $63,000 and accrued expenses in the aggregate amount of $33,291, which was recorded as a gain on settlement of liabilities (see Note 3).

During the three months ended June 30, 2007, the Company issued 2 convertible notes totaling $150,000, with an interest rate of 7%, and all maturing in one year from the date of issuance with a stipulation when the Company’s common stock reaches $6.00 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert at the Company’s option into common stock of the Company at a rate of $3.00 per share.  If the notes were convertible at March 31,, 2007, the Company would have recorded a debt discount of $13,000.  If the stock does not reach $6.00 or above for ten consecutive days, the notes are not convertible.

During the three months ended September 30, 2007, the Company issued 13 convertible notes totaling $395,000, with an interest rate of 7%, and all maturing in one year from the date of issuance with a stipulation when the Company’s common stock reaches $6.00 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert, at the Company’s option, into common stock of the Company at a rate of $3.00 per share.  If the notes were convertible at March 31, 2008, the Company would have recorded a debt discount of $119,000.  If the stock does not reach $6.00 or above for ten consecutive days, the notes are not convertible.

During the three months ended December 31, 2007, the Company issued 5 convertible notes totaling $120,000, with an interest rate of 7%, maturing in one year from the date of issuance with a stipulation when the Company’s common stock reaches $6.00 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert, at the Company’s option, into common stock of the Company at a rate of $3.00 per share.  If the notes were converted at March 31, 2008, the Company would have recorded a debt discount of $29,747.  If the stock does not reach $6.00 or above for ten consecutive days, the notes are not convertible.

During the three months ended March 31, 2008, the Company issued an $80,000 convertible note payable for $50,000 and the retirement of a $30,000 account payable.  The note, with interest at 7% is due on April 4, 2008 and is convertible at $2 per share at the holder’s option.

The Company also issued 3 additional convertible notes with interest at 7% due between ninety and 180 days in the amount of $215,000 and convertible into stock of the Company at prices between $2 and $3 per share .The Company issued a $ 13,229 convertible note payable with interest at 10% for legal services which is convertible at the holder’s option at $2 per share.  On February 29, 2008 he Company issued a note for $60,000 with interest at 7% and due in 90 days

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On July 13, 2007, the Company issued a convertible promissory note for $85,920 for accrued liabilities of the same amount.  The note was due in one year with interest at 7% and is convertible at $3.00 per share into the Company’s common stock at the holder’s option.  This note and accrued interest was converted into 28,868 shares of the Company’s common stock on August 22, 2007.

On July 13, 2007, the Company issued a convertible promissory note for $75,000 for payment of accounts payable of $142,229.  The note was due in one year with interest at 7% and was convertible at $3.00 per share into the Company’s common stock at the holder’s option.  This note and accrued interest was converted into 25,233 shares of the Company’s common stock effective August 31, 2007.

NOTE 6 – EQUITY

Reverse Stock Split – On November 5, 2007, the Company effected a one for twenty reverse stock split. As a result of the reverse stock split, each 20 shares of issued and outstanding common stock as of close of trading on November 2, 2007 were automatically converted into one share of split-adjusted common stock.  No fractional shares of common stock were issued in connection with the reverse split. The accompanying consolidated financial statements have given effect to the reverse split effective at the beginning of the periods reported herein.

For the year ended March 31, 2007

The Company issued 155,173 shares of common stock to officer and directors for services performed in the year ended March 31, 2007 valued at $503,939.

The Company issued 14,701 shares of common stock to consultants for services performed in the year ended March 31, 2007 valued at $41,689.

The Company issued 65,000 shares of common stock to officer and directors for services performed in the year ended March 31, 2006 valued at $236,000.

The Company issued 93,115 shares of common stock to consultants for services performed in the year ended March 31, 2006 valued at $44,558.

The Company issued 45,214 shares of common stock for payment of interest totaling $103,500.

The Company issued 6,273 shares of common stock for payment of accounts payable accrued at March 31, 2006 in the amount of $37,512.

The Company issued 2,000 shares of common stock pursuant to a legal settlement in the amount of $20,000.

The Company issued 2,500 shares of common stock valued at $25,000 for subscriptions payable.

The Company cancelled 6,031 shares of common stock received by the Company during the year ended March 31, 2005 pursuant to a stock purchase agreement. Upon cancellation, the Company credited additional-paid-capital with the par value of these shares, or $121.

The Company received 50,000 shares of common valued for $250,000 stock for cancellation pursuant to terms of a legal settlement for a prior period.

The Company purchased 4,509 shares of common stock for $9,979 which is being retired as treasury stock.

The Company charged to operations the amount of $89,335 of deferred compensation during the year ended March 31, 2007.

The Company recorded a discount related to the beneficial conversion feature of a note payable in the amount of $69,697 and charged this amount to additional-paid-in capital during the year ended March 31, 2007.

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The  Company  issued  17,546  shares  of common  stock  valued  at  $82,457  to consultants and employees for services

For the year ended March 31, 2008

In May 2007, the Company issued 16,500 shares for payment of a consulting agreement in the amount of $29,700 which was recorded as an accrued liability at March 31, 2007; 28,000 shares for a settlement of a lawsuit in the amount of $72,800 and recorded as an accrued liability at March 31, 2007 and 50,000 shares valued at $130,000 for consulting services and charged to stock-based compensation in the year ended March 31, 2008.

On July 1, 2007, the Company entered into a one year agreement for market relations support. In connection with the agreement the Company granted options to purchase 10,000 shares of common stock of the Company at prices ranging from $4.00 to $7.00 per share, the value of which was $32,000 and charged to stock-based compensation in the year ended March 31, 2008.

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

On July 23, 2007, the Company entered into a consulting agreement for business advisory services for a one year period for the issuance of 50,000 shares of common stock valued at $170,000.

On August 23, 2007, the Company entered into a consulting agreement for business advisory services for a one year period for the issuance of 27,500 shares of common stock valued at $121,000 and which was charged to stock-based compensation in the year ended March 31, 2008

On September 6, 2007   the Company entered into a consulting agreement for investor relationship services whereby the Company agreed to issue 5,250 shares of common stock valued at $26,250 of which $4,200 was charged to stock based compensation.  The stock was issued on November 6, 2007.  The stock was cancelled and the charge reversed in December 2007.  In addition, as part of the agreement, the Company agreed to issue a warrant to purchase 10,500 shares of common stock at $8.00 per share, which was valued at $52,485 and charged to stock-based compensation in the year ended March 31, 2008 as the warrant was immediately vested and exercisable upon issuance.

On October 23, 2007, the Company entered into a consulting agreement for financial and business planning for $40,000 which was paid in 17,778 shares of the Company’s common stock on December 18, 2007.  $18,000 was charged to stock-based compensation charged to stock-based compensation in the year ended March 31, 2008 and $22,000 was recorded as a prepaid consulting fee at March 31, 2008.

On November 5, 2007 the Company executed employment agreements with Messrs. Ford, Hemingway and Noyes.  In connection with the agreements, the Company granted 600,000, 600,000 and 250,000 shares to Messrs. Ford, Hemingway and Noyes respectively.  These issuances were valued at $4,550,000 and charged to stock-based compensation in the charged to stock-based compensation in the year ended March 31, 2008.  The shares are subject to lock-up provisions.  Also, in connection with the agreements, the employment agreements provided for options to purchase 600,000, 600,000 and 250,000 shares of the Company’s common stock to Messrs. Ford, Hemingway and Noyes respectively. The options are exercisable for a five-year period. These options were previously valued at a perceived exercised price of $3.25 per and$3,270,268 and charged to stock-based compensation in the three months and nine months ended December 31, 2007.  The options were never granted and all parties agreed to rescind the options and the charge was reversed in the three months ended March 31, 2008.

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On November 5, 2007, we issued 25,000 shares to Michael Jones, Director, valued at $81,250 which was charged to stock-based compensation in the year ended March 31, 2008.

On November 5, 2007 we issued 100,000 shares in total to five employees and one consultant. These shares were valued at $325,000 and charged to stock-based compensation in year ended March 31, 2008

On November 5, 2007, the Company entered into a consulting agreement for business advisory services for a one-year period for the issuance of 350,000 shares of common stock valued at $1,137,500 and charged to stock-based compensation in the year ended March 31, 2008.

On November 9, 2007, the Company entered into a consulting agreement for marketing services for $12,000 which was paid in the 5,333 shares of Company’s common stock based on December 18, 2007.  $8,600 was charged to stock-based compensation charged to stock-based compensation in the year ended March 31, 2008 and $3,400 was recorded as a prepaid consulting fee at March 31, 2008.

On December 18, 2007 the Company issued 17,000 shares to a consultant for business advisory services.  These shares were valued at $38,250 and were charged to stock-based compensation in the year ended March 31, 2008.

 On December 18, 2007, the Company issued 11,753 shares of its common stock for payment of accrued interest at September 30, 2007 in the amount of $42,241 (see Note 4).

In January through March 31, 2008 the Company issued 390,000 of stock for consulting and legal services valued at $674,350, of which $320,643 was charged to stock-based compensation in the year ended March 31, 2008 and $291,307 was recorded as a consulting fee at March 31, 2008.

Preferred Stock
The Company is authorized to issue 20,000,000 shares of preferred stock with $0.001 par value per share. As of March 31, 2008 and 2007, the Company did not issue any preferred shares.

NOTE 7 – INCOME TAXES

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

At March 31, 2008, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $17,900,000, expiring in the year 2025, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Also, due to a change in the control after the reverse acquisition of NTI by NextPhase, the Company’s past accumulated losses to be carried forward may be limited.

Components of deferred tax assets as of March 31, 2008 are as follows:

NEXTPHASE WIRELESS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Non-current:	$6,100,000
Net operating loss carry forward	10,054,469
Valuation allowance	(16,154,469)
Net deferred asset	$-

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Lease Commitments – The Company leases its offices in California and Georgia, including roof top rentals for towers and equipment under non-cancelable operating leases. Commitments for minimum rentals under non-cancelable leases at March 31, 2008 are as follows:

For the Years ended March31,	Operating Leases
2009	$75,335
2010	28,416
Total Minimum Lease Payments	$103,751

Employment and Consulting Agreements – The Company has employment agreements with the Company’s officers and certain employees. These employment agreements provide for salaries and benefits, including stock grants and extend up to three years. In addition to salary and benefit provisions, the agreements include defined commitments should the employer terminate the employee with or without cause.  The employment agreements with three officer-shareholders provided for a term of three years beginning November 5, 2007 at a base salary of $250,000, with minimum annual increases of 5 percent.  The future minimum payments under these contracts are as follows:

For the years ended March 31,	Compensation
2009	$551,250
2010	578,813
2011	607,753
Total Minimun Compensation	$1,737,816

Litigation – The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to March 31, 2008, the Company issued 1,150,000 shares of common stock valued $809,230 in common stock as follows:

Date	# of Shares	Value	Purpose
April 4, 2008	50,000	$51,230	Note payable and interest
April 11, 2008	325,000	320,000	Consulting services
May 13, 2008	300,000	162,000	Consulting services
May 22, 2008	240,000	168,000	Consulting services
June 6, 2008	200,000	74,000	Consulting services
June 13, 2008	200,000	34,000	Legal services

On April 10, 2008 the Company received $150,000 and issued a $150,000 convertible note, at $ 1.50 per share, and due in one year with interest at 7% and on May 22, 2008 the Company received $75,000 and issued a $75,000 convertible note, at $3.00 per share, for cash and due in one year with interest at 7%.

EX 23.1

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
NextPhase Wireless, Inc.

We have audited the accompanying consolidated balance sheet of NextPhase Wireless, Inc. and subsidiaries (collectively the “Company”) as of March 31, 2008, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended March 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2008 and the results of their operations and their cash flows for the years ended March 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered significant losses from operations. This factor raises substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hansen Barnett & Maxwell
Irvine, California
July 13, 2008

NEXTPHASE WIRELESS, INC.
CONSOLIDATED BALANCE SHEET

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) NextPhase Wireless, Inc.

Date: July __, 2008	By:	/s/ Thomas Hemingway
Thomas Hemingway
Interim Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chairman of the Board

EXHIBIT INDEX

Exhibit No.	Description

2.1(1)	Amended and Restated Bylaws

2.2(2)	Restated Articles of Incorporation.

2.3(2)	Certificate of Change as filed with the Nevada Secretary of State on October 24, 2007

10.1(3)	Asset Purchase Agreement by and between InterActive-III Acquisition Co., Inc. and InterActive Network Systems, Inc. dated July 22, 2007.

10.2(4)	Employment Agreement of Robert Ford dated November 5, 2007.

10.3(4)	Employment Agreement of Thomas Hemingway dated November 5, 2007.

10.4(4)	Employment Agreement of David Noyes dated November 5, 2007.

10.5(5)	Long Term Licensing Agreement (Nextlink Wireless)

10.6(6)*	2005 Employee Stock Compensation Plan as amended

10.7	Amendment to 2005 Employee Stock Compensation Plan as adopted February 4, 2008.

10.8	Promissory Note in the Original Principal Amount of $2,300,000 issued to Richard Strain on March 31, 2006

14(7)	Code of Business Conduct and Ethics for Officers Managers and Directors.

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
_____________________
(1) Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on March 18, 2005, and is incorporated by reference herein.
(2) Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on November 14, 2007, and are incorporated by reference herein.
(3) Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on July 27, 2007, and is incorporated by reference herein.
(4) Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on November 8, 2007, and are incorporated by reference herein.
(5) Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed December 13, 2007, and is incorporated by reference herein.
(6) Filed with the Securities and Exchange Commission in the Exhibits to Form S-8 filed on December 7, 2005, and is incorporated by reference herein  *This plan constitutes a Management Compensation Plan or Arrangement.
(7) Filed with the Securities and Exchange Commission in the Exhibits to Form 10-KSB filed July 29, 2005, and is incorporated by reference herein.