Form 10-Q
period 2008-06-30
NEXTPHASE WIRELESS, INC.
filed 2008-08-19
CIK 1003933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2008
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File No. 000-24595

NEXTPHASE WIRELESS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0343832 (I.R.S. Employer Identification No.)
300 S. Harbor Blvd., Suite 500, Anaheim, California (Address of principal executive offices)	92805 (Zip Code)
(714) 765-0100 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐    Accelerated filer  ☐    Non-accelerated filer     ☐    Smaller reporting company  ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        The number of shares of the issuer's Common Stock, $0.001 par value, outstanding on August 12, 2008 was 5,821,181

________________________________________________________________
(Former name, former address and former fiscal year if changed since last report)

NEXTPHASE WIRELESS, INC.

PART I. FINANCIAL INFORMATION

NEXTPHASE WIRELESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30	March 31
	2008	2008
ASSETS
Current assets:
Cash	$1,966	$592
Accounts receivable	168,070	38,601
Prepaid expenses	95,853	39,703
Total current assets	265,889	78,896

Property and equipment, net	302,535	330,166
Intangible assets, net	623,833	1,168,000
Deposits	8,637	8,636
Total assets	1,200,894	$1,585,698

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,267,137	$1,241,018
Accrued expenses	410,493	225,175
Deferred revenue	153,000	101,500
Cash advance payable	375,000	375,000
Due to officer and shareholders	499,353	326,852
Notes payable - current portion	3,963,299	3,762,323
Total current liabilities	6,668,282	6,031,868

Long- term notes payable, net of current portion	22,031	23,766
Total liabilities	6,690,313	6,055,634

Stockholders' deficit:
Class A Convertible Preferred stock, $0.001 par value;
20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 10,000,000 shares authorized;
5,461,181 and 1,591,948 shares issued and outstanding, respectively	5,461	4,123
Additional paid-in capital	15,066,853	13,872,121
Accumulated deficit	(20,561,733)	(18,346,180)
Total stockholders' deficit	(5,489,419)	(4,469,936)
Total liabilities and stockholders' deficit	$1,200,894	$1,585,698

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXTPHASE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended June 30,
	2008	2007

Revenue	$425,372	$480,989

Cost of revenue	258,290	323,091

Gross Profit	167,082	157,898

Operating expenses:
General and administrative expenses	1,813,077	681,034
Selling and marketing expense

Total operating expenses	1,813,077	681,034

Operating loss	(1,645,995)	(523,136)

Other income (expense)
Loss on impairment of intangibles	(490,000)	-
Legal settlements	-	74,069
Interest expense, net	(79,558)	(57,752)

Total other income (expense)	(569,558)	16,317

Net Loss	$(2,215,553)	$(506,819)

Basic and diluted net loss per share	$(0.46)	$(0.33)

Weighted average shares outstanding	4,863,818	1,525,200

Shares	5,461,180	4,123,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXTPHASE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Three Months
	Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,215,553)	$(506,819)
Adjustments to reconcile net loss to net
cash used in operating activities:
Forgiveness of notes payable, and accrued expenses	-	(96,291)
Issuance of common stock for consulting services	1,136,070	130,000
Amortization of discount on notes payable	-	8,844
Depreciation and amortization	577,553	86,171
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(129,467)	27,804
Other current assets	(56,150)	-
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	211,435	183,228
Due to officers-shareholders	172,501	-
Deferred revenue	51,500	(18,000)

Net cash used in operating activities	(252,111)	(185,063)
Cash flows from investing activities:
Purchase of property and equipment	(5,755)	(26,410)

Net cash used in investing activities	(5,755)	(26,410)
Cash flows from financing activities:
Proceeds from notes payable	259,240	150,000
Principal payments on notes payable and capital leases	-	(3,250)

Net cash provided by financing activities	259,240	146,750

Net increase (decrease) in cash	1,374	(64,723)
Cash at beginning of period	592	71,683
Cash end of period	$1,966	$6,960

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Common stock issued for accounts payable and accrued expenses	$13,750	$108,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXTPHASE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE 1-NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended March 31, 2008 in the Company’s annual report on Form 10-K.  The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented.  Operating results for the period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

Reclassification

Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no effect on reported loss.

Basis of Presentation

The condensed consolidated financial statements include the accounts and transactions of NextPhase Wireless, Inc. and its subsidiaries. The results of operations for Interactive Network Systems Inc. ("INS") have been included since the date of acquisition on July 23, 2007. All significant inter-company accounts and transactions have been eliminated in consolidation.

 Business Condition

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. As of June 30, 2008, the Company has an accumulated deficit of $18,346,180. During the three months ended June 30, 2008, the Company suffered a loss of $2,022,000 and used $178,361 of cash in its operating activities. The Company has a working capital deficit of $6,384,393 and a stockholders’ deficit of $4,987,866 at June 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company has developed a plan to integrate additional Internet Service Providers (“ISPs”) in a scalable roll-up strategy.  The Company plans to acquire only profitable operations, both wireless and landline based, which are synergistic to the Company’s current operations in California, Georgia and New Jersey. Through its business plan to position Nextphase as a nationwide provider of WiMax ready networks and advanced wired and wireless broadband connectivity solutions, management expects to generate positive operating cash flow during the 1st calendar quarter of 2009. There is no assurance that management will achieve its plan. There is further no assurance that the proceeds from operating cash flows or future financings will be sufficient to obtain profitable operations.  The Company will need to raise additional debt and/or equity capital in order to finance its business plan and needs for working capital. Such financing(s), if available, may increase the risk of the Company not being able to service its debt obligations, and/or cause dilution to existing equity holders.

Revenue Recognition and Deferred Revenue

Revenues are recognized in the period that services are provided.  For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or for which services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board ("FASB") issued SFAS No. 157 “Fair Value Measurements,”  to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in accounting principles generally accepted in the United States of America that are dispersed among the many accounting pronouncements that require fair value measurements.

Basic and Diluted Loss per Common Share
Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share reflects the potential dilution to basic EPS that could occur upon conversion or exercise of dilutive securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period.  The potentially dilutive shares for the three months ended June 30, 2008 is 457,958.

NOTE 2 - ACQUISITIONS

On July 23, 2007, the Company, through its wholly-owned subsidiary SpeedFactory, acquired assets (excluding cash) and assumed certain liabilities of INS, pursuant to an asset purchase agreement between SpeedFactory and INS. The assets and liabilities acquired by SpeedFactory comprised the INS Internet service and connectivity business.

The following unaudited condensed combined pro forma results of operations reflect the pro forma combination of the NextPhase and INS businesses as if the combination had occurred on April 1, 2007.  The unaudited pro forma condensed combined results of operations do not purport to represent what the companies’ combined results of operations would have been if such transaction had occurred at the beginning of the periods presented, and are not necessarily indicative of the Company's future results.

NOTE 3 - RELATED PARTY TRANSACTIONS

In June 2008, the Company issued 230,769 shares of common stock with a fair value of $24,231 to its President and Chief Executive Officer in lieu of cash salary.  Stock issued for this purchase was recorded

From time to time the officer-shareholders have advanced funds to the Company.  As of June 30 2008, $196,952 was due to officer-shareholders.

NOTE 4 – NOTES PAYABLE AND CAPITAL LEASE

	June 30,	March 31,
Notes payable consisted of the following as of	2008	2007

Secured convertible note payable, interest at 6%,
net of unamortized discount of $0 and $0, respectively	$2,300,000	$2,300,000
Convertible notes, interest at 6%	-	-
Convertible notes, interest at 7%	1,650,000	1,440,000
Convertible notes, interest at 10%	13,300	13,300
Automobile loan,interest at 5.9%, due $924 monthly	22,790	32,789
Capital lease, imputed interest at 8.17%, $360 per month due April 2009	-	-
Total Notes Payable	3,986,090	3,786,089
Less: Current portion	(3,762,323)	(3,762,323)
	$223,767	$23,766

Advance payable on demand, interest at 9%	$375,000	$375,000

The convertible note payable in the amount of $2,300,000 is dated March 31, 2006 and is fully secured by all the assets of the Company. It was deemed effective at the date upon when the cash was received by Synkronus on behalf of the Company, or April 7, 2006. The note bears interest at the rate of 6% per annum, and was due in full on April 1, 2008. Upon maturity, the note and accrued interest were convertible into common stock of the Company at the lower of the fair market value of the Company's common stock at the date of conversion or $6.60 per share. The minimum price at which the note and accrued interest may convert is $3.00 per share. The Company determined the value of the embedded beneficial conversion feature of this note payable at the time of issuance to be $69,697, which is considered a discount to the note. The Company is amortizing the discount over the life of the note and charged $8,844, $8,844, $26,532 and $25,763 to interest expense for the three and nine months ended December 31, 2007 and 2006, respectively.  On July 18, 2007, the Company issued 32,271 shares of its common stock for payment of accrued interest at June 30, 2007 in the amount of $78,908 and on December 18, 2007 issued 11,753 shares for accrued interest of $42,241(see Note 5).

During the year ended March 31, 2007, the Company issued 11 convertible notes totaling $390,000, with an interest rate of 7%, and all maturing in one year from the date of issuance. The maturity dates of the notes were between December 2007 and March 2008. As a stipulation, if the Company’s common stock reaches $4.00 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert into common stock of the Company, at the company's option, at a rate of $3.00 per share.

During the three months ended June 30, 2007, the Company issued 2 convertible notes totaling $150,000, with an interest rate of 7%, and all maturing in one year from the date of issuance with a stipulation when the Company’s common stock reaches $6.00 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert at the Company’s option into common stock of the Company at a rate of $3.00 per share

During the three months ended September 30, 2007, the Company issued 13 convertible notes totaling $395,000, with an interest rate of 7%, and all maturing in one year from the date of issuance with a stipulation when the Company’s common stock reaches $6.00 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert, at the Company’s option, into common stock of the Company at a rate of $3.00 per share.

During the three months ended December 31, 2007, the Company issued 6 convertible notes totaling $170,000, with an interest rate of 7%, maturing in one year from the date of issuance with a stipulation when the Company’s common stock reaches $6.00 or above for a period of 10 consecutive days, the principal and accrued interest due under the note will convert, at the Company’s option, into common stock of the Company at a rate of $3.00 per share.  If the notes were convertible at December 31, 2007, the Company would have recorded a debt discount of $25,250.  The notes are not convertible unless the stock price reaches $6.00 per share, or more, for ten consecutive days. The Company also issued 3 additional convertible notes due between ninety and 180 days in the amount of $195,000 and convertible into stock of the Company at prices between $2 and $3 per share.

On January 4, 2008, the Company issued a convertible note in the amount of $80,000, with an interest rate of 7%, maturing in three months and was convertible at $2.00 per share into the Company’s common stock at holders option. On February 29, 2008, the Company issued a convertible note in the amount of $60,000, with an interest rate of 7%, maturing in two years from the date of issuance. On April 10, 2008, the Company issued a convertible note in the amount of $150,000, with an interest rate of 7%, maturing in one year from the date of issuance and is convertible at $1.50 per share into the Company’s common stock at the holders option. During June 2008,the Company issued a convertible note in the amount of $110,000, with an interest rate of 7%, maturing in 12 months and is convertible at $3.00 per share into the Company’s common stock at the holders option.

NOTE 5 – EQUITY

In March  2008, the Company issued 340,000 shares of common stock for business advisory services.  These shares were valued at $255,000 which amount was charged to stock based compensation.

On April 4, 2008 the Company issued 50,000 common shares in redemption of convertible promissory notes payable totaling $50,000.

On April 7, 2008, the Company issued 25,000 common shares in payment of legal fees.

Between April 1, 2008 and June 30, 2008 the Company issued 1,348,000 shares of common stock to various consultants for business advisory services.  These shares were valued at $1,209,820 which amount was charged to stock based compensation.

In June 2008, the Company issued 230,769 shares of common stock with a fair value of $24,231 to its President and Chief Executive Officer in lieu of cash salary.  Stock issued for this purchase was recorded.

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

During the year ended March 31, 2007 the Company entered into a settlement agreement in which the Company was to pay $45,000.  During the Nine months ended December 31, 2007, the Company recorded an additional expense $22,222 related to the settlement agreement which was recorded to reduce gain on settlement of liabilities.

NOTE 7 – SUBSEQUENT EVENTS

On July 15, 2008 a vendor filed a complaint for breach of lease agreement in the amount of $55,412. The company believes that the lawsuit is without merit and anticipates resolving the matter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

o	our ability to identify and complete acquisitions and successfully integrate the businesses we acquire, if any,

o	our ability to employ and retain qualified management and employees,

o	our dependence on the efforts and abilities of our current employees and executive officers,

o	changes in government regulations that are applicable to our anticipated business,

o	changes in the demand for our services,

o	he degree and nature of our competition,

o	our lack of diversification of our business plan,

o	the general volatility of the capital markets and the establishment of a market for our shares, and

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

The condensed consolidated financial statements presented include only the accounts of NTI, from its inception (September 14, 2000) through June 30, 2008, of NextPhase from August 3, 2004 through June 30, 2008, of SpeedFactory from April 6, 2006 (date of acquisition) through June 30, 2008 and INS, a division of SpeedFactory, from July 23, 2007 (date of acquisition) through June 30, 2008.

Results of Operations

Three Months ended June 30, 2008 and 2007:

For the three months ended June 30, 2008, revenue was $425,372 as compared with $480,989 in the same period of the previous year. The reduction was due to the decreased emphasis on the sale of wired services and an increased effort for the sale of wireless services.

Cost of revenue was $170,737 or 40.1% of revenue for the three months ended June 30, 2008, compared to $236,920 or 49.3% during the three months ended June 30, 2007.  As a result, gross profit increased to $254,635 or 59.9% for the three months ended June 30, 2008 as compared with $244,069 for the same period in the previous year.

Selling, general, and administrative expenses were $670,257 for the three months ended June 30, 2008 as compared with $551,034 for the three months ended June 30, 2007, an increase of $119,223 or approximately 21.6%.  The increase was due primarily to one time costs incurred to support the paradigm shift from wired to wireless services. Management believes that based on its cost cutting program, savings will be realized for this sector for future months.

Stock-based compensation expense was $1,124,820 in the three months ended June 30, 2008 as compared with $130,000 in the same period in the previous year. The increase was due to the cost of stock issued for the payment of consulting fees utilized to assist the company in the implementation of is new business plan.

Depreciation and amortization expense for the three months ended June 30, 2008 and 2007 was $94,000 and $86,171 respectively. Amortization of the intangible assets acquired in the SpeedFactory and INS acquisitions was $52,000 and $35,000 for the three months ended June 30, 2008 and 2007.

The operating loss for the Company for the three months ended June 30, 2008 was $1,634,442 versus $523,136 for the same period in the prior year. The increase was due primarily to the one time charges to stock based compensation.

Interest expense, net of interest income, for the three months ended June 30, 2008 was $79,558, as compared with interest income of $57,752 for the same period in the previous year.

Net loss for the three months ended June 30, 2008 was $2,204,000 or $.346 per share as compared with a net loss of $506,819 or $0.33 per share for the three months ended June 30, 2007. Monthly operating cash losses are now approximately $50,000 per month.  Management expects this to continue to decline as the Company continues to implement its new business plan.

Liquidity and Capital Resources

As of June 30, 2008, the Company had a cash balance of $1,966 and the Company's accumulated deficit was $20,060,180. The Company had negative working capital of $6,384,393.  Total liabilities were $6,650,282 which included accounts payable of $1,267,137, accrued expenses of $410,493, deferred revenue of $153,000 and notes and advances payable of $4,841,683.  The Company’s cash used in operations for the three months ended June 30, 2008 was $178,361 and the Company currently is using $50,000 cash per month in operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three month period ended June 30, 2008.

ITEM 4. CONTROLS AND PROCEDURES.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on his evaluation, our principal financial officer concluded that our current system of disclosure controls and procedures still contains a significant deficiency.

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

 PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In March  2008, the Company issued 340,000 shares of common stock for business advisory services.  These shares were valued at $255,000 which amount was charged to stock based compensation.

On April 4, 2008 the Company issued 50,000 common shares in redemption of convertible promissory notes payable totaling $50,000.

On April 7, 2008, the Company issued 25,000 common shares in payment of legal fees.

Between April 1, 2008 and June 30, 2008 the Company issued 1,348,000 shares of common stock to various consultants for business advisory services.  These shares were valued at $1,209,820 which amount was charged to stock based compensation.

In June 2008, the Company issued 230,769 shares of common stock with a fair value of $24,231 to its President and Chief Executive Officer in lieu of cash salary.  Stock issued for this purchase was recorded.

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Please see Exhibit Index located behind the signature page.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NextPhase Wireless, Inc.

August 19, 2008	By:	/s/ Thomas Hemingway
Thomas Hemingway
Chief Financial Officer and Interim Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002