Form 10-Q
period 2008-09-30
NEXTPHASE WIRELESS, INC.
filed 2008-11-19
CIK 1003933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2008
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
(714) 765-0010 (Registrant's telephone number, including area code)

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

        The number of shares of the issuer's Common Stock, $0.001 par value, outstanding on November 19, 2008 was 6,671,181

________________________________________________________________
(Former name, former address and former fiscal year if changed since last report)

NEXTPHASE WIRELESS, INC.

PART I. FINANCIAL INFORMATION

NEXTPHASE WIRELESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2008	2008
ASSETS
Current assets:
Cash	$221	$592
Accounts receivable, net of allowance for doubtful accounts of $16,800 and $4,000 respectively	21,111	38,601
Prepaid expenses	148,089	39,703
Total current assets	169,421	78,896

Property and equipment, net of $427,907 and $361,502 of accumulated depreciation, respectively	271,101	330,166
Intangible assets:
Customer lists - net of $28,333 and $408,000 of accumulated amortization, respectively	173,667	692,000
Trademarks	100,000	100,000
Supply contracts - net of $30,000 and $24,000 of accumulated amortization, respectively	30,000	36,000
Goodwill	340,000	340,000
Total intangible assets	643,667	1,168,000

Deposits	8,637	8,636
Total assets	$1,092,826	$1,585,698

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,294,036	$1,241,018
Accrued expenses	440,701	225,175
Deferred revenue	78,500	101,500
Cash advance payable	-	375,000
Due to officer and shareholders	147,160	326,852
Notes payable - current portion	715,779	3,762,323
Total current liabilities	2,676,176	6,031,868

Long- term notes payable, net of current portion	-	23,766
Total liabilities	2,676,176	6,055,634

Stockholders' deficit:
Class A Convertible Preferred stock, $0.001 par value; 476,804 shares authorized; 4,198,036 outstanding; liquidation preference $4,768,036	4,768,036	-
Undesignated preferred stock, $0.001 par value; 19,400,000 shares authorized; no shares outstanding	-	-
Common stock, $0.001 par value; 10,000,000 shares authorized; 6,571,181 and 4,123,000 shares issued and outstanding, respectively	6,571	4,123
Additional paid-in capital	15,236,743	13,872,121
Accumulated deficit	(21,594,700)	(18,346,180)
Total stockholders' deficit	(1,583,350)	(4,469,936)
Total liabilities and stockholders' deficit	$1,092,826	$1,585,698

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXTPHASE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Revenue	$159,090	$511,454	$584,462	$992,443

Cost of revenue	126,886	245,923	385,176	482,842

Gross Profit	32,204	265,531	199,286	509,601

Operating expenses:
Loss on impairment of intangible assets	-	-	490,000	-
General and administrative expenses	984,609	973,919	2,797,686	1,741,124

Total operating expenses	984,609	973,919	3,287,686	1,741,124

Operating loss	(952,405)	(708,388)	(3,088,400)	(1,231,523)

Other income (expense)
Gain on forgiveness of notes payable and accrued expenses	-	70,282	-	144,351
Interest expense, net	(80,562)	(66,906)	(160,120)	(124,659)

Total other income (expense)	(80,562)	3,376	(160,120)	19,692

Net Loss	$(1,032,967)	$(705,012)	$(3,248,520)	$(1,211,831)

Basic and diluted net loss per common share	$(0.18)	$(0.42)	$(0.60)	$(0.76)

Weighted-average common shares outstanding	5,728,348	1,681,927	5,416,770	1,602,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXTPHASE WIRELESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Six Months Ended
	Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,248,520)	$(1,211,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of notes payable and accrued expenses	-	(144,351)
Impairment of intangible assets	490,000	-
Issuance of preferred stock for services	1,242,819	130,000
Issuance of common stock for services	390,308	-
Issuance of warrants and options for consulting services	-	75,152
Depreciation expense	66,405	76,802
Amortization expense	34,333	125,688
Changes in assets and liabilities:
Accounts receivable	17,490	259,717
Prepaid expenses	(108,386)	87,400
Accounts payable	325,018	114,820
Accrued expenses	550,812
Due to officers-shareholders	-	70,723
Deferred revenue	(23,000)	(92,793)

Net cash used in operating activities	(262,721)	(508,673)

Cash flows from investing activities:
Purchase of property and equipment	(7,340)	(26,410)
Purchase of Interactive Network Services, Inc.	-	(342,612)

Net cash used in investing activities	(7,340)	(369,022)

Cash flows from financing activities:
Proceeds from issuance of notes payable	269,690	545,000
Proceeds from cash advances payable	-	275,000
Principal payments on notes payable and capital leases	-	(5,811)

Net cash provided by financing activities	269,690	814,189

Net decrease in cash	(371)	(63,506)
Cash at beginning of period	592	71,683
Cash at end of period	$221	$8,177

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Accrued liabilities issued for prepaid consulting fees	$-	$26,250
Preferred stock issued in satisfaction of accrued compensation	179,692	-
Preferred stock issued upon conversion of notes payable, cash advances, accounts payable and accrued interest	4,198,036	-
Common stock issued upon conversion of notes payable	50,000	162,305
Common stock issued for consulting services	-	291,000
Common stock issued upon conversion of accounts payable	47,250	187,008

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXTPHASE WIRELESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE 1-NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended March 31, 2008 in the Company’s annual report on Form 10-K, as amended.  The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented.  Operating results for the period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

Reclassification

Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no effect on reported loss.

Basis of Presentation

The condensed consolidated financial statements include the accounts and transactions of NextPhase Wireless, Inc. and its subsidiaries. The results of operations for Interactive Network Systems, have been included since the date of acquisition on July 23, 2007. All significant inter-company accounts and transactions have been eliminated in consolidation.

 Business Condition

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. As of September 30, 2008, the Company has an accumulated deficit of $21,594,700. During the six months ended September 30, 2008, the Company suffered a loss of $3,248,520 and used $262,721 of cash in its operating activities. The Company has a working capital deficit of $2,506,755 and a stockholders’ deficit of $1,583,350 at September 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company has developed a plan to integrate additional internet service providers in a scalable roll-up strategy.  The Company plans to acquire only profitable operations, both wireless and landline based, which are synergistic to the Company’s current operations in California, Georgia and New Jersey. Through its business plan to position Nextphase as a nationwide provider of WiMax ready networks and advanced wired and wireless broadband connectivity solutions, management expects to generate positive operating cash flows during the first calendar quarter of 2009. There is no assurance that management will achieve its plan. There is further no assurance that the proceeds from operating cash flows or future financings will be sufficient to obtain profitable operations.  The Company will need to raise additional debt and/or equity capital in order to finance its business plan and its need for working capital. Such financing, if available, may increase the risk of the Company not being able to service its debt obligations.

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

The Company generates and recognizes revenue as follows:

Revenue from operating as a wireless Internet service provider of tiered wireless Internet services to business and residential subscribers:  Internet services are billed at the beginning of each month's activity at a fixed rate for each customer.  Customers sign an annual agreement or utilize the service on a month-to-month basis.  Revenue not yet earned is recorded as deferred revenue and is considered earned when a month of service has concluded.

Revenue from the sale and configuration of wireless equipment:  NextPhase acts as a reseller of certain components and equipment related to its products and services.  Equipment revenue is recognized at the time of shipment to the customer.  Configuration is billed at an hourly rate and recognized after completion. Costs associated with the equipment are recognized at the time of shipment.  Revenue from the sale and configuration of wireless equipment is sometimes billed in advance of shipment. In such cases, the amount billed is recorded as deferred revenue until shipment and configuration are completed.

Revenue from consulting services:  These services include wireless network consulting, interference surveys, network management and telephone consulting.  Revenue is recognized after the service has been provided. $evenue from consulting services is sometimes billed in advance of project completion. In such cases, the amount billed is recorded as deferred revenue until the services are provided.

Net Loss per Common Share

Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  As of September 30, 2008 and 2007, there were outstanding common stock equivalents to purchase 4,208,736 and 20,700 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

NOTE 2 - ACQUISITIONS

On July 23, 2007, the Company, acquired all of the assets (excluding cash) and assumed certain liabilities of Interactive Network Systems (INS), pursuant to an asset purchase agreement. The assets and liabilities acquired comprised the INS Internet service and connectivity business.

The following unaudited condensed combined pro forma results of operations reflect the pro forma combination of the NextPhase and INS businesses as if the combination had occurred on April 1, 2007.  The unaudited pro forma condensed combined results of operations do not purport to represent what the companies’ actual combined results of operations would have been if such transaction had occurred at that date, and are not necessarily indicative of the Company's future results.

	Three Months Ended	Six Months Ended
	September 30, 2007	September 30, 2007
Revenues:
INS	$13,500	$93,785
NextPhase	511,454	992,443
Total Revenues	$524,954	$1,086,228

Net Loss:
INS	$-	$(15,124
NextPhase	(705,012	(1,211,831)
	$(705,012	$(1,226,955)

NextPhase, as reported
Loss per share	$(0.42	$(0.76)
Pro forma
Loss per share	$(0.42	$(0.77)

NOTE 3 - RELATED PARTY TRANSACTIONS

In 2007, the Company issued 230,769 shares of common stock with a fair value of $24,231, or $0.11 per share, to its President and Chief Executive Officer in lieu of cash salary.

On September 30, 2008, the form President, the former CFO and the current President and CEO entered into a Securities Exchange Agreement with the Company wherein they were issued 25,000, 25,000 and 7,000 shares, respectively, or Series A, Preferred Stock valued at $570,000 or $10.00 per share. These shares were accepted as payment in full of $172,692 of unpaid compensation rendered to the Company and for all loans extended to the Company.

From time to time the officer-shareholders have loaned cash to the Company.  As of September 30, 2008, $147,160 was due to officers-shareholders.  The Company’s obligation to reimburse the President for expenses as previously approved by the Company was not affected by the agreement.

NOTE 4 – NOTES PAYABLE

On September 30, 2008, the Company entered into a Securities Exchange Agreement, mentioned in Note 3, that also called for note holders to surrender, cancel and release promissory notes issued by the Company along with all claims of principal and interest or other charges there-under in exchange for Preferred Stock.  In addition to the 57,000 shares of Preferred Stock mentioned in Note 3, the Company issued 99,000 shares of Preferred stock in satisfaction of $990,000 of 6% notes payable; 230,000 shares of Preferred Stock in satisfaction of $2,300,000 of 6% secured notes payable; 37,500 shares of Preferred Stock in satisfaction of $375,000 of a 9% cash-advance payable;  27,200 shares of Preferred Stock to vendors in satisfaction of $272,000 of accounts payable and 26,104 shares of  Preferred Stock in satisfaction of $261,036 of accrued interest.

	September 30,	March 31,
Notes payable consisted of the following balances as of:	2008	2008

Secured convertible note payable, interest at 6%,	$-	$2,300,000
Convertible notes, interest at 7%	660,000	1,440,000
Convertible notes, interest at 10%	26,049	13,300
Automobile loan,interest at 5.9%, due $924 monthly	29,730	32,789
Total Notes Payable	715,779	3,786,089
Less: Current portion	(715,779)	(3,762,323)
Total Long Term Notes Payable	$-	$23,766

Cash-advance payable on demand, interest at 9%	$-	$375,000

NOTE 5 – EQUITY

On September 30, 2008, the Company entered into a Securities Exchange Agreement whereby it designated 600,000 preferred shares as Series A Preferred Stock with a $.001 par value per share and then issued 476,804 shares, as described in Notes 3 and 4 above.  In addition, the Securities Exchange Agreement sets forth registration rights for the shares when converted.

In the six months ended September 30, 2008 the Company issued; 2,113,000 shares of common stock at values ranging from $0.15 to $2.05 to various consultants for business advisory services, recorded as stock based compensation, at a value of $1,298,320; 310,000 shares of common stock as payment to a number of employees, in lieu of cash, at a value of $47,500 and 25,000 shares of common stock to a vendor in satisfaction of a debt valued at $21,250.

In April 2008, the Company issued 50,000 common shares in redemption of convertible promissory notes payable totaling $50,000. Additionally in April, the Company issued 35,000 common shares in payment of legal fees.

In March 2008, the Company issued 340,000 shares of common stock for business advisory services. These shares were valued at $255,000 and was charged to stock based compensation.

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

During the year ended March 31, 2007 the Company entered into a settlement agreement in which the Company was to pay $45,000.  During the 2008 fiscal year, the Company recorded an additional expense of $22,222 related to the settlement agreement which was recorded to reduce gain on settlement of liabilities.

In July 2008, a vendor filed a complaint for breach of lease agreement in the amount of $55,412. The company believes that the lawsuit is without merit and anticipates resolving the matter without incurring expenses in excess of the amounts accrued.

Tessco Technologies, Inc. v. NextPhase Wireless, Inc.: The Company is being sued by a vendor in a collection action. The amount at issue is approximately $65,000.  Agility Lease Fund-L LLC: The Company is being sued by a vendor in a collection action . The amount at issue is approximately $ 12,000.  Certilman: The Company is being sued by its former securities counsel, Certilman Balin, in a collections action relating to unpaid legal fees. The amount at issue is approximately $125,000. There is a current dispute with the Sublessor (INS) for the premises occupied by our wholly-awned subsidiary, Speed Factory. The amount at issue is approximately $225,000. Speed Factory has ceased most of its operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward Looking Statements

Certain information contained in this report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Securities Litigation Reform Act will not apply to certain "forward looking statements" because we issued "penny stock" (as defined in Section 3(a) (51) of the Securities Exchange Act of 1934 and Rule 3a51-1 under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission(“SEC”). We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "explore", "consider", "anticipate", "intend", "could", "estimate", "plan", "propose", "seem", "hope", "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

o	Our ability to generate sufficient cash to pay our lenders and other creditors

o	Our ability to obtain regulatory permits and approvals to operate in the high-speed wireless network industry

o
The introduction of new broadband connectivity technologies by our competitors that may have advantages over our planned products and may make our planned products less attractive to our potential customers

o	Our ability to identify and complete acquisitions and successfully integrate the businesses we acquire, if any

o	Our ability to employ and retain qualified management and employees

o	Our dependence on the efforts and abilities of our current employees and executive officers

o	Changes in government regulations that are applicable to our anticipated business

o	Changes in the demand for our services

o	He degree and nature of our competition

o	Our lack of diversification of our business plan

o	The general volatility of the capital markets and the establishment of a market for our shares

o
Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political events

We are also subject to other risks detailed from time to time in other SEC filings and elsewhere in this report. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months.  Unfavorable changes in economic conditions, including declining consumer confidence, inflation, recession or other changes, may lead our customers to delay or reduce purchases of our products and our results of operations and financial condition could be adversely affected thereby.  Challenging economic conditions also may impair the ability of our customers or distributors to pay for products they have purchased, and as a result, our reserves for doubtful accounts and write-offs of accounts receivable could increase.  Our cash flows may be adversely affected by delayed payments or underpayments by our customers.  We are unable to predict the duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.

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

The condensed consolidated financial statements presented include only the accounts of NTI, from its inception (September 14, 2000) through September 30, 2008, of NextPhase from August 3, 2004 through September 30, 2008, of SpeedFactory from April 6, 2006 (date of acquisition) through September 30, 2008 and INS, a division of SpeedFactory, from July 23, 2007 (date of acquisition) through September 30, 2008.

Results of Operations:

For the three months and six months ended September 30, 2008, revenue was $159,090 as compared with $584,462 and $511,454 as compared with $992,443 for the same period of the previous year. The reduction was due to the decreased emphasis on the sale of wired services and an increased effort for the sale of wireless services.  Cost of revenue was $126,886 or 79.8% of revenue for the three months ended September 30, 2008, compared to $245,923 or 48.1% during the three months ended September 30, 2007.   Reorganization of the Company’s network infrastructure is resulting in reduced costs, not all of the anticipated reductions have been realized yet. The apparent increase is the result of fixed costs remaining in place as revenue has temporarily declined.  Management anticipates that, with additional capital expenditures, these fixed costs will be reduced to more acceptable levels.

Selling, general, and administrative expenses were $957,998 for the three months ended September 30, 2008 as compared with $973,919 for the three months ended September 30, 2007, a decrease of $15,921 for the most recent 3 months. The decrease was due primarily to managements’ cost cutting efforts while engaging in the paradigm shift from wired to wireless services. Management believes that based on its cost cutting program, savings will continue to be realized for this sector.  Included in the 6 months ended September 30, 2008, are stock based compensation payments totaling $1,633,127 which if excluded would create an expense saving, for the six months ended September 30, 2008, of $603,176.

Depreciation and amortization expense for the three months ended September 30, 2008 and 2007 was $100,738 and $184,802 respectively. Amortization of the intangible assets acquired in the SpeedFactory and INS acquisitions was $17,167 and $56,000 for the three months ended September 30, 2008 and 2007.

Interest expense of $80,562 and $160,120 for the three and six months ended September 30, 2008 increased over the same periods of the previous year as a result of additional funds being borrowed through the issuance of convertible promissory notes.  The conversion of $3,665,000 of those notes to Preferred A stock will significantly reduce that cost in future accounting periods.

Net loss for the three months ended September 30, 2008 was $1,032,967 or $.18 per share as compared with a net loss of $705,012 or $0.42 per share for the three months ended September 30, 2007. Monthly operating cash losses are now approximately $87,500 per month.  Management expects this to continue to decline as the Company continues to implement its new business plan.

Liquidity and Capital Resources

As of September 30, 2008, the Company had a cash balance of $221, used $262,721 of cash for operations  and the Company's accumulated deficit was $21,594,700. The Company had negative working capital of $2,506,7550.  Total liabilities were $2,676,176, which included accounts payable of $1,294,036, accrued expenses of $440,701, deferred revenue of $78,500 and notes and advances payable of $715,779.

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

None.

ITEM 4 CONTROLS AND PROCEDURES.

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

On July 18, 2008 we issued 100,000 shares of our common stock valued at $15,000 to a consultant for services rendered. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On September 18, 2008 we issued 50,000 shares of our common stock valued at $9,000 to several  consultants for services rendered.  The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

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

The Company does not hold any assets or liabilities requiring disclosure under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Please see Exhibit Index located behind the signature page.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NextPhase Wireless, Inc.

November 17, 2008	By:	/s/ Thomas Hemingway
Thomas Hemingway
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.9	Securities Exchange Agreement filed with the Securities and Exchange Commission in the exhibits attached to Form 8-K filed on October 2,2008 and incorporated by reference here in.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002