Form 10-Q
period 2008-12-31
MetroConnect Inc.
filed 2009-02-23
CIK 1003933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2008
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to __________________

Commission File No. 000-24595

METROCONNECT, INC.
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

        The number of shares of the issuer's Common Stock, $0.001 par value, outstanding on February 20, 2008 was 7,696,181

      NEXTHASE WIRELESS, INC.
 (Former name, former address and former fiscal year if changed since last report)

METROCONNECT, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

METROCONNECT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2008	2008
ASSETS
Current assets:
Cash	$397	$592
Accounts receivable, net of allowance for doubtful accounts
of $0 and $4,000 respectively	13,130	38,601
Prepaid expenses	181,453	39,703
Total current assets	194,980	78,896

Property and equipment, net of $42,501 and $361,502 of	241,268	330,166
accumulated depreciation, respectively
Intangible assets:
Customer lists - net of $457,741 and $408,000 of	159,499	692,000
accumulated amortization, respectively
Trademarks	100,000	100,000
Supply contracts - net of $33,000 and $24,000 of
accumulated amortization, respectively	27,000	36,000
Goodwill	-	340,000
Total intangible assets	286,499	1,168,000
Deposits	8,037	8,636
Total assets	$730,784	$1,585,698

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$5,536	$-
Accounts payable	1,649,866	1,241,019
Accrued expenses	467,983	225,175
Deferred revenue	44,846	101,500
Cash advance payable	-	375,000
Due to officer and shareholders	147,160	326,852
Notes payable - current portion	876,597	3,762,323
Total current liabilities	3,191,988	6,031,869

Long- term notes payable, net of current portion	-	23,766
Total liabilities	3,191,988	6,055,635

Stockholders' deficit:
Class A Convertible Preferred stock, $0.001 par value;
20,000,000 shares authorized; 476,804 outstanding;
liquidation preference	4,768,036	-
Common stock, $0.001 par value; 10,000,000 shares authorized;
6,871,181 and 4,123,000 shares issued and outstanding, respectively	6,871	4,123
Additional paid-in capital	15,273,443	13,872,121
Accumulated deficit	(22,509,554)	(18,346,181)
Total stockholders' deficit	(2,461,204)	(4,469,937)
Total liabilities and stockholders' deficit	$730,784	$1,585,698

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

METROCONNECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2008	2007	2008	2007

Revenue	$139,065	$452,652	$723,527	$1,445,095

Cost of revenue	117,301	276,564	502,477	759,406

Gross profit	21,764	176,088	221,050	685,689

Operating expenses:
General and administrative expenses	396,484	9,984,203	3,167,559	11,725,327
Loss on impairment of intangibles	340,000	-	830,000	-
Other Expenses	93,537	-	120,148	-

Total operating expenses	830,021	9,984,203	4,117,707	11,725,327

Operating profit (loss)	(808,257)	(9,808,115)	(3,896,657)	(11,039,638)

Other income (expense)
Legal settlements	-	36,734	-	181,085
Interest expense	(106,596)	(71,819)	(266,716)	(196,477)

Total other income (expense)	(106,596)	(35,085)	(266,716)	(15,392)

Net loss	$(914,853)	$(9,843,200)	$(4,163,373)	$(11,055,030)

Basic and diluted net loss per share	$(0.14)	$(3.35)	$(0.71)	$(5.39)

Weighted average shares outstanding	6,616,588	2,934,960	5,865,114	2,050,065

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

METROCONNECT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Nine Months
	Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,263,078)	(11,055,030)
Adjustments to reconcile net loss to net
cash used in operating activities:
Gain on forgiveness of notes payable and accrued expenses	-	-
Impairment of intangible assets	830,000	(181,085)
Issuance of preferred stock for services	390,308	-
Issuance of common stock for services	1,279,819	5,287,001
Issuance of warrants and options for consulting services	-	3,352,255
Depreciation	96,238	-
Amortization	51,501	26,136
Changes in assets and liabilities:
Accounts receivable	25,471	214,006
Prepaid expenses	(141,750)	(5,800)
Accounts payable	4,073,847	-
Accrued expenses	578,094	308,258
Due to officers-shareholders	-	89,208
Deferred revenue	(56,654)	(121,870)

Net cash used in operating activities	4,863,796	(2,086,921)
Cash flows from investing activities:
Purchase of property and equipment	7,340	(36,744)
Purchase of Interactive Network Services, Inc.	-	(342,612)

Net cash used in investing activities	7,340	(379,356)
Cash flows from financing activities:
Proceeds from bank overdraft	5,536	-
Proceeds from notes payable	430,508	910,000
Proceeds from cash advances payable	-	275,000
Principal payments on notes payable and capital leases	-	(7,201)

Net cash provided by financing activities	436,044	1,177,799

Net increase (decrease) in cash	(195)	(1,288,478)
Cash at beginning of period	592	71,683
Cash end of period	$397	$(1,216,795)

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Accrued liabilities issued for prepaid consulting fees	$-	$1,359,500
Preferred stock issued in satisfaction of accrued compensation	179,692	-
Preferred stock issued upon conversion of notes payable,
cash advances, accounts payable and accrued interest	4,198,036	-
Common stock issued upon conversion of notes payable	50,000	162,305
Common stock issued for consulting services	-	291,000
Common stock issued upon conversion of accounts payable	$74,250	$391,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

METROCONNECT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Unaudited)

NOTE 1-NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended March 31, 2008 in the Company’s annual report on Form 10-K, as amended.  The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented.  Operating results for the period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

New name

On December 9, 2008, by written consent of the directors, the Company changed its name to MetroConnect, Inc.

Reclassification

Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no effect on reported loss.

Basis of Presentation

The condensed consolidated financial statements include the accounts and transactions of METROCONNECT, INC. and its subsidiaries. The results of operations for Interactive Network Systems, have been included since the date of acquisition on July 23, 2007. All significant inter-company accounts and transactions have been eliminated in consolidation.

Business Condition

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. As of December 31, 2008, the Company has an accumulated deficit of $22,509,554. During the nine months ended December 31, 2008, the Company suffered a loss of $4,163,373 and used $2,969,037 of cash in its operating activities. The Company has a working capital deficit of $2,997,008 and a stockholders’ deficit of $2,461,204 at December 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. Without realization of additional capital, is unlikely that the Company will be able to continue as a going concern. These unaudited, condensed, consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the resolution of this uncertainty.

The Company has developed a plan to integrate additional internet service providers in a scalable roll-up strategy.  Through its business plan to position MetroConnect as a nationwide provider of WiMax-ready networks and advanced wired and wireless broadband connectivity solutions. There is no assurance that management will achieve its plan. There is further no assurance that the proceeds from operating cash flows or future financings will be sufficient to obtain profitable operations.  The Company will need to raise additional debt and/or equity capital in order to finance its business plan and its need for working capital. Such financing, if available, may increase the risk of the Company not being able to service its debt obligations.

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

As of December 31, 2008, the Company’s management has impaired $490,000 of Customer Lists  and $340,000 goodwill from its long-lived assets.

Revenue Recognition and Deferred Revenue

Revenues are recognized in the period that services are provided.  For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or for which services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

The Company generates and recognizes revenue as follows:

Revenue from operating as a wireless Internet service provider of tiered wireless Internet services to business and residential subscribers:  Internet services are billed at the beginning of each month's activity at a fixed rate for each customer.  Customers sign an annual agreement or utilize the service on a month-to-month basis.  Revenue is recognized over the period of service.  Unrecognized revenue is recorded as deferred revenue.

Revenue from the sale and configuration of wireless equipment:  MetroConnect acts as a reseller of certain components and equipment related to its products and services.  Equipment revenue is recognized at the time of shipment to the customer.  Configuration is billed at an hourly rate and recognized after completion. Costs associated with the equipment are recognized at the time of shipment.  Revenue from the sale and configuration of wireless equipment is sometimes billed in advance of shipment. In such cases, the amount billed is recorded as deferred revenue until shipment and configuration are completed.

Revenue from consulting services:  These services include wireless network consulting, interference surveys, network management and telephone consulting.  Revenue is recognized after the service has been provided. Revenue from consulting services is sometimes billed in advance of project completion. In such cases, the amount billed is recorded as deferred revenue until the services are provided.
Net Loss per Common Share

Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.  As of December 31, 2007,there were outstanding common stock equivalents to purchase 20,700 shares of common stock that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

Preferred stock which is convertible into $10 of common stock has not been included in the dilutive loss per share as it would also be anti-dilutive.

NOTE 2 - ACQUISITIONS

On July 23, 2007, the Company, acquired all of the assets (excluding cash) and assumed certain liabilities of Interactive Network Systems (INS), pursuant to an asset purchase agreement. The assets and liabilities acquired comprised the INS Internet service and connectivity business.

The following unaudited condensed combined pro forma results of operations reflect the operations of the MetroConnect and INS businesses as if their operations had been combined on April 1, 2007.  The unaudited pro forma condensed consolidated results of operations do not purport to represent what the companies’ actual combined results of operations would have been if such transaction had occurred at that date, and are not necessarily indicative of the Company's future results.

Nine Months Ended
December 31, 2007

Total revenues	$1,538,880

Net loss	$(11,070,154)

Loss per share	$(5.39)

Pro forma loss per share	$(5.40)

NOTE 3 - RELATED PARTY TRANSACTIONS

On September 30, 2008, the former President, the former CFO and the current President and CEO entered into a Securities Exchange Agreement with the Company wherein they were issued 25,000, 25,000 and 7,000 shares, respectively, of Series A Preferred Stock valued at $570,000 or $10.00 per share. These shares were accepted as payment in full of $172,692 of unpaid compensation rendered to the Company and for all loans extended to the Company.

From time to time the officer-shareholders have loaned cash to the Company.  As of December 31, 2008, $147,160 was due to officers-shareholders.  The Company’s obligation to reimburse the President for expenses as previously approved by the Company was not affected by the agreement.

NOTE 4 – NOTES PAYABLE

	December 31,	March 31,
Notes payable consisted of the following balances as of:	2008	2008

Secured convertible note payable, interest at 6%,	$-	$2,300,000
Convertible notes, interest at 7%	848,867	1,440,000
Convertible notes, interest at 10%	-	13,300
Automobile loan, interest at 5.9%, due $924 monthly	29,730	32,789
Total Notes Payable	876,597	3,786,089
Less: Current portion	(876,597)	(3,762,323)
Total Long Term Notes Payable	$-	$23,766

Cash-advance payable on demand, interest at 9%	$-	$375,000

NOTE 5 – EQUITY

On September 30, 2008, the Company entered into a Securities Exchange Agreement, mentioned in Note 3, that also called for note holders to surrender, cancel and release promissory notes issued by the Company along with all claims of principal and interest or other charges there-under in exchange for Preferred Stock.  In addition to the 57,000 shares of Preferred Stock mentioned in Note 3, the Company issued 99,000 shares of Preferred stock in satisfaction of $990,000 of 6% notes payable; 230,000 shares of Preferred Stock in satisfaction of $2,300,000 of 6% secured notes payable; 37,500 shares of Preferred Stock in satisfaction of $375,000 of a 9% cash-advance payable;  27,200 shares of Preferred Stock to vendors in satisfaction of $272,000 of accounts payable and 26,104 shares of  Preferred Stock in satisfaction of $261,036 of accrued interest.  The Preferred Stock  is convertible to $10 of common stock and has liquidation preference also at $10 per share.

On September 30, 2008, the Company entered into a Securities Exchange Agreement whereby it designated 600,000 preferred shares as Series A Preferred Stock with a $.001 par value per share and then issued 476,804 shares, as described in Notes 3 and 4 above.  In addition, the Securities Exchange Agreement sets forth registration rights for the shares when converted.

In the nine months ended December 31, 2008 the Company issued; 2,748,000 shares of common stock at values ranging from $0.095 to $2.05 to various consultants for business advisory services, recorded as stock based compensation, at a value of $1,328,670; 380,000 shares of common stock as payment to a number of employees, in lieu of cash, at a value of $54,150 and 25,000 shares of common stock to a vendor in satisfaction of a debt valued at $21,250.

During October and December 2008, the company issued 230,000 shares of common stock at values ranging from $0.095 to $0.18 per share to various consultants for business advisory services recorded as stock based compensation at a value of $30,350.

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

Tessco Technologies, Inc. v. METROCONNECT, INC.: The Company is being sued by a vendor in a collection action. The amount at issue is approximately $65,000. Also, there is a suit by Certilman Balin relating to a collections action relating to unpaid legal fees. The amount at issue is approximately $125,000. There is a current dispute against the Company for the use of premises occupied by Speed Factory. The amount at issue is approximately $225,000. Speed Factory has ceased most of its operations.

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

Financial Statement Overview

Nature of Operations

METROCONNECT, INC. (“MetroConnect” or the “Company”) was incorporated on August 28, 1995 in Nevada under the name of Professional Mining Consultants, Inc.

On August 3, 2004, MetroConnect consummated a share exchange in which it issued 12,943,000 shares of common stock, or approximately 76% of its outstanding common stock, to the shareholders of MetroConnect Technologies, Inc. ("NTI")  in  exchange  for all of the shares of NTI.  As a result, NTI became a wholly owned subsidiary of MetroConnect.  NTI was formed on September 14, 2000. For accounting purposes, this transaction is considered a "reverse merger,” and the historical financial statements of MetroConnect reflect the operations of NTI.  Effective on the merger date, all financial activity became generated by MetroConnect and NTI became an inactive subsidiary.  On January 21, 2005 the Company changed its name to NextPhase Wireless, Inc.

Effective April 5, 2006, through its wholly-owned subsidiary SpeedFactory, Inc. (“SpeedFactory”), MetroConnect acquired the Internet service and connectivity business assets previously operated by Synkronus, Inc. (“Synkronus”) under the name "SpeedFactory." Effective July 23, 2007 SpeedFactory acquired the Internet service and connectivity business assets previously operated by Interactive Network Systems, Inc.  (“INS”).

Prior to the acquisition of SpeedFactory, MetroConnect had a limited operating history with revenue-generating products and services only recently entering the market.

With the acquisition of SpeedFactory, MetroConnect enhanced its position as a nationwide provider of scalable, reliable and cost effective connectivity solutions, expanding its portfolio of products and services to include DSL, T1s, co-location and web hosting. MetroConnect continues to extend its wireless “footprint” in Southern California, through a combination of organic growth and acquisition, MetroConnect has continued to add small to medium business subscribers, small office/home office (SOHO) subscribers, and residential subscribers in underserved markets to its network.

Effective October 1, 2006, all revenue generating activity was combined with SpeedFactory and INS a division of SpeedFactory.

On December 9, 2008, by written consent of the directors, the Company changed its name to MetroConnect, Inc.

The Company conducts its operations from its office located in Anaheim, California, the SpeedFactory location in Marietta, Georgia and the INS operation in Blackwood, New Jersey.

The condensed consolidated financial statements presented include only the accounts of NTI, from its inception (September 14, 2000) through December 31, 2008, of MetroConnect from August 3, 2004 through December 31, 2008, of SpeedFactory from April 6, 2006 (date of acquisition) through December 31, 2008 and INS, a division of SpeedFactory, from July 23, 2007 (date of acquisition) through December 31, 2008.

Results of Operations:

For the three months and nine months ended December 31, 2008, revenue was $139,065 as compared with $723,527 and $452,652 as compared with $1,445,095 for the same period of the previous year. The reduction was due to the decreased emphasis on the sale of wired services and an increased effort for the sale of wireless services.  Cost of revenue was $117,301 or 84.4% of revenue for the three months ended December 31, 2008, compared to $502,477 or 69.4% during the three months ended December 31, 2007.   Reorganization of the Company’s network infrastructure is resulting in reduced costs, not all of the anticipated reductions have been realized yet. The apparent increase is the result of fixed costs remaining in place as revenue has temporarily declined.  Management anticipates that, with additional capital expenditures, these fixed costs will be reduced to more acceptable levels.

Selling, general, and administrative expenses were $488,199 for the three months ended December 31, 2008 as compared with $9,984,203 for the three months ended December 31, 2007, a decrease of $9,496,004 for the most recent 3 months. The decrease was due primarily to managements’ cost cutting efforts while engaging in the paradigm shift from wired to wireless services. Management believes that based on its cost cutting program, savings will continue to be realized for this sector.  Included in the 9 months ended December 31, 2008, are stock based compensation payments totaling $1,670,127 which if excluded would create an expense saving, for the nine months ended December 31, 2008, of $1,670,127.

Depreciation and amortization expense for the three months ended December 31, 2008 and 2007 was $114,652 and $289,599 respectively. Amortization of the intangible assets acquired in the SpeedFactory and INS acquisitions was $57,501 and $52,000 for the three months ended December 31, 2008 and 2007.

Interest expense of $106,596 and $266,716 for the three and nine months ended December 31, 2008 increased over the same periods of the previous year as a result of additional funds being borrowed through the issuance of convertible promissory notes.  The conversion of $3,665,000 of those notes to Preferred A stock will significantly reduce that cost in future accounting periods.

Net loss for the three months ended December 31, 2008 was $914,853 or $0.13 per share as compared with a net loss of $9,843,200 or $2.64 per share for the three months ended December 31, 2007. Monthly operating cash losses are now approximately $87,500 per month.  Management expects this to continue to decline as the Company continues to implement its new business plan.

Liquidity and Capital Resources

As of December 31, 2008, the Company had a cash balance of $392, used $2,997,008 of cash for operations and the Company's accumulated deficit was $22,509,554. The Company had negative working capital of $2,997,008.  Total liabilities were $3,191,988, which included accounts payable of $1,649,866, accrued expenses of $467,983, deferred revenue of $44,846 and notes and advances payable of $1,023,757.

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

Revenue Recognition and Deferred Revenue
Revenues are recognized in the period that services are provided.  For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which superseded SAB No. 101, Revenue Recognition in Financial Statements). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or for which services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

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

The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured.  The Company generates and recognizes revenue as follows:

Revenue from operating as a wireless Internet service provider of tiered wireless Internet services to business and residential subscribers:  Internet services are billed at the beginning of each month's activity at a fixed rate for each customer.  Customers sign an annual agreement or utilize the service on a month-to-month basis.  Revenue not yet earned is recorded as deferred revenue.

Revenue from the sale and configuration of wireless equipment:  MetroConnect acts as a reseller of certain components and equipment related to its products and services.  Equipment revenue is recognized at the time of shipment FOB to the customer.  Configuration is billed at an hourly rate and recognized after completion. Costs associated with the equipment are expensed at the time of shipment.  In order to maximize the Company’s cash flows, revenue from the sale and configuration of wireless equipment is sometimes billed in advance of shipment. In such cases, these invoices are recorded as deferred revenue.

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

On October 10, 2008 we issued 100,000 shares of our common stock valued at $18,000 to several  consultants for services rendered.  The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On December 10, 2008 we issued 130,000 shares of our common stock valued at $12,350 to several  consultants for services rendered.  The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

On December 12, 2008 we issued 70,000 shares of our common stock valued at $6,650 to several  consultants for services rendered.  The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

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

METROCONNECT, INC.

February 23, 2009	By:	/s/ Thomas Hemingway
Thomas Hemingway
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.9	Securities Exchange Agreement filed with the Securities and Exchange Commission in the exhibits attached to Form 8-K filed on October 2,2008 and incorporated by reference here in.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002